Form 10-K
period 1993-12-31
SILGAN CORP
filed 1994-03-31
CIK 825541

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 /FEE REQUIRED/

For the fiscal year ended December 31, 1993
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 /NO FEE REQUIRED/

For the transition period from _____________________ to______________________

                        Commission file number 1-11200

                              SILGAN CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                        06-1207662
- ------------------------                 ------------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)

4 Landmark Square, Stamford, Connecticut                  06901
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code (203) 975-7110

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

None of the registrant's voting stock was held by nonaffiliates as of March 15, 1994.

As of March 15, 1994, the number of shares outstanding of each of the registrant's classes of common stock is as follows:

Classes of shares of common stock                   Number of shares
   outstanding,  $0.01 par value                       outstanding
- ---------------------------------                   ----------------
           Class A                                          1
           Class B                                          1
           Class C                                          0

                  Documents Incorporated by Reference: None







                              TABLE OF CONTENTS
                                                                          Page
                                                                          ----


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . .   1
         Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . .    10
         Item 3.  Legal Proceedings   . . . . . . . . . . . . . . . . .    11
         Item 4.  Submission of Matters to a Vote of Security
                  Holders   . . . . . . . . . . . . . . . . . . . . . .    13

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
         Item 5.  Market for Registrant's Common Stock and Related
                  Stockholder Matters   . . . . . . . . . . . . . . . .    13
         Item 6.  Selected Financial Data   . . . . . . . . . . . . . .    14
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . .    17
         Item 8.  Financial Statements and Supplementary Data   . . . .    26
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure   . . . . . . . .    26

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
         Item 10. Directors and Executive Officers of the Registrant  .    26
         Item 11. Executive Compensation.   . . . . . . . . . . . . . .    30
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management.   . . . . . . . . . . . . . . . . . .    36
         Item 13. Certain Relationships and Related Transactions.   . .    44

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47
         Item 14. Exhibits, Financial Statements, Schedules, and
                  Reports on Form 8-K.  . . . . . . . . . . . . . . . .    47



                                   PART I.

Item 1.  Business

General

        Silgan Corporation (the "Company" or "Silgan") is a major manufacturer and seller of a broad range of steel and aluminum containers for the food and pet food markets and plastic containers for the personal care, food, pharmaceutical and household markets in the United States. In 1993, the Company had net sales of $645 million.

        On December 21, 1993, the Company's wholly owned subsidiary, Silgan Containers Corporation ("Containers"), acquired from Del Monte Corporation ("Del Monte") substantially all of the fixed assets and certain working capital of Del Monte's container manufacturing business in the United States ("DM Can") for approximately $73 million. See "Company History" below. In connection therewith, Containers and Del Monte entered into a ten-year supply agreement (the "DM Supply Agreement") pursuant to which Containers supplies substantially all of the metal container requirements of Del Monte. On a pro forma basis giving effect to the acquisition of DM Can, in 1993 the Company would have had net sales of $818 million. See "Sales and Marketing" below.

        Management believes that the Company is the largest food can producer in the United States (based on pro forma unit sales after giving effect to the acquisition of DM Can) and one of the largest producers in the United States of high density polyethylene ("HDPE") containers for the personal care market and a major producer of custom polyethylene terephthalate ("PET") products for the personal care and food markets. The Company has experienced significant growth since its inception in 1987 as a result of its acquisitions and related increased market position.

        Management estimates that Containers is currently the nation's largest manufacturer of metal food containers and that in 1993 Containers sold approximately 27% of all metal food containers sold in the United States by non-captive manufacturers (manufacturers of containers not owned by a user of containers) and approximately 16% of all metal food containers sold in the United States, in each case based on unit sales. On a pro forma basis giving effect to the acquisition of DM Can, Containers would have sold approximately 34% of all metal food containers sold in the United States by non-captive manufacturers and approximately 22% of all metal food containers sold in the United States. Although the food can industry in the United States is relatively stable and mature in terms of unit sales growth, Containers, on a pro forma basis after giving effect to the acquisition of DM Can, has realized compound annual unit sales growth in excess of 12% since 1987.
Types of containers manufactured include those for vegetables, fruit, pet food, tomato based products, evaporated milk and infant formula. Containers has agreements (the "Nestle' Supply Agreements") with Nestle' Food Company ("Nestle'"), formerly known as The Carnation Company ("Carnation"), pursuant to which Containers supplies substantially all of the can requirements of the former Carnation operations of Nestle'. In addition to the Nestle' Supply Agreements and the DM Supply Agreement, Containers has other long-term supply arrangements with other customers. The Company estimates that in excess of 80% of Containers' sales in 1994 will be pursuant to long-term supply arrangements. See "Sales and Marketing" below.

        Management believes that the Company's wholly owned subsidiary, Silgan Plastics Corporation ("Plastics"), is one of the leading manufacturers of plastic containers sold in the United States for the personal care, household and pharmaceutical markets served by the Company. Plastic containers manufactured by Plastics include personal care containers for shampoos, conditioners, hand creams, lotions and cosmetics, household containers for light detergent liquids, scouring cleaners and specialty cleaning agents and pharmaceutical containers for tablets, laxatives and eye cleaning solutions. Plastics is also one of the leading manufacturers of PET containers sold in the United States for applications other than soft drinks. Plastics manufactures custom PET medicinal and health care product containers (such as mouthwash bottles), custom narrow-neck food product containers (such as salad dressing bottles), custom wide-mouth food product containers (such as mayonnaise and peanut butter containers) and custom non-soft drink beverage product containers (such as juice, water and liquor bottles).

        The Company's strategy is to continue to improve its market position and profitability through focus on product quality, customer service, cost efficiencies, strategic acquisitions and market share growth through customers experiencing market share growth. At Containers, management has focused on achieving operating cost advantages over its competitors, primarily through low labor costs, low overhead, technologically advanced manufacturing processes and by exploiting the favorable geographic locations of its 22 can plants. Since its inception in 1987, Containers has invested more than $82 million in its existing manufacturing facilities and has spent approximately $66 million for the purchase of additional can manufacturing assets. As a result of these efforts and management's focus on quality and service, Containers has increased its overall share of the food can market by approximately 100% in terms of unit sales, from a share of approximately 11% in 1987 to a share of approximately 22% in 1993, on a pro forma basis giving effect to the acquisition of DM Can.

        Plastics has increased its market position primarily by strategic acquisitions. From a sales base of $89 million in 1987, Plastics' sales increased to $186 million in 1993, or 13% on a compound annual basis. While many of Plastics' larger competitors employ technology oriented to large bottles and long production runs, Plastics has focused on mid-sized, extrusion blow-molded plastic containers requiring special decoration and shorter production runs. Plastics emphasizes value-added fabrication of the container, creative design and sophisticated decoration processes. Plastics is also aggressively pursuing new markets for plastic containers, including the post-consumer recycled ("PCR") resin segment of the market. Based upon published information and management's experience in the industry, management believes that PET custom containers are replacing glass containers for products such as mouthwash, salad dressing, peanut butter and liquor. Management also believes that Plastics is well positioned because of its technologically advanced equipment to respond to opportunities for future growth in the rigid plastic container market. Furthermore, to the extent that mandatory recycling laws, customer preferences or manufacturing costs result in increased demand for HDPE containers that are manufactured using PCR resins, the Company believes that its proprietary equipment is particularly well-suited for the production of such containers because of the relatively low capital costs required to convert its equipment from the use of virgin resins.

        The Company is also engaged in the manufacture and sale of paper containers primarily used by processors and packagers in the food industry. Sales of paper containers in 1993 were approximately $13 million.

        The Company is a Delaware corporation formed in August 1987 as a holding company to acquire interests in various packaging manufacturers. Prior to 1987, the Company did not engage in any business. In June 1989, the Company became a wholly owned subsidiary of Silgan Holdings Inc. ("Holdings"), a Delaware corporation whose principal asset is all of the outstanding common stock of the Company. See "Company History" below.

Products

        The Company is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers in the food and pet food industries. Types of containers manufactured include those for vegetables, fruit, pet food, tomato based products, evaporated milk and infant formula. The Company does not produce cans for use in the beer or soft drink industries. Cans are produced in a variety of sizes, ranging in diameter from 2-1/8 inches to 6-3/16 inches and in height from 1-7/16 inches to 7 inches.

        The Company is also engaged in the manufacture and sale of plastic containers primarily used in the personal care, food, beverage (other than carbonated soft drinks), household and pharmaceutical container markets. Plastic containers are produced by converting thermoplastic materials into plastic containers ranging in size from 1/2 to 96 ounces. Emphasis is on value-added fabrication of the container and the decoration process. The Company designs and manufactures a wide range of containers for toiletries and cosmetic products such as shampoos, hand creams and lotions. Because toiletries and cosmetic products are characterized by short product life and a demand for creative packaging, the containers manufactured for these products generally have more sophisticated designs and decorations. Food and beverage containers are designed and manufactured (generally to unique specifications for a specific customer) to contain products such as mouthwash, salad dressing, peanut butter, coffee, juice, water and liquor. Household containers are designed and manufactured to contain light-duty dishwasher and heavy-duty laundry detergents, bleach, polishes, specialty cleaning agents, insecticides and liquid household products. Pharmaceutical containers are designed and manufactured (either in a generic or in a custom-made form) to contain tablets, solutions and similar products for the ethical and over-the-counter markets.

Manufacturing and Production

        The Company uses three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. The Company uses a welding process for the side seam of three-piece cans to achieve a superior seal. High integrity of the side seam is further assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, the Company manufactures steel and aluminum two-piece cans, the height of which does not exceed the diameter. For cans the height of which is greater than the diameter, the Company also manufactures steel two-piece cans by using a drawing and ironing process. Quality and stackability of such cans are comparable to that of the shallow two-piece cans described above. Can bodies and ends are manufactured from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. The Company's manufacturing operations include cutting, coating, lithographing, fabricating, assembling and packaging finished cans.

        The Company utilizes two basic processes to produce plastic bottles. In the blow molding process, pellets of plastic resin are heated and extruded into a tube of plastic. A two-piece metal mold is then closed around the plastic tube and high pressure air is blown into it causing a bottle to form in the mold's shape. In the injection blow molding process, pellets of plastic resin are heated and injected into a mold, forming a plastic tube. The plastic tube is then blown into a bottle-shaped metal mold, creating a plastic bottle.

        The Company believes that its proprietary equipment for the production of HDPE containers is particularly well-suited for the use of PCR resins because of the relatively low capital costs required to convert its equipment from the use of virgin resins.

        The Company's decorating methods for its plastic products include (i) silk screen decoration, which enables the application of one to six images in multiple colors to the bottle, (ii) post-molding decoration, which uses paper labels applied to the bottles with glue and (iii) pressure-sensitive decoration, which applies a paper label to a post-molded bottle by pressing against the bottle. The Company has state-of-the-art decorating equipment, including, management believes, one of the largest sophisticated decorating facilities in the Midwest, which allows the Company to custom-design new products with short lead times.

        As is the practice in the industry, most of the Company's can and plastic container customers provide it with annual estimates of products and quantities pursuant to which periodic commitments are given. Such estimates enable the Company to effectively manage production and control working capital requirements. At December 31, 1993, Containers had in excess of 80% of its projected 1994 sales under long-term contracts. Plastics has written purchase orders or contracts for containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 2-5 years. Both Containers and Plastics schedule their production to meet their customers' requirements. Because the production time for the Company's products is short, the backlog of customer orders in relation to sales is not significant.

Raw Materials

        The Company uses tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of its metal can products. The Company's steel and other material requirements are supplied through purchase orders with suppliers with whom the Company, through its predecessors, has long-term relationships or through open market purchases. The Company has a contract to obtain the majority of its requirements for aluminum at prices that are subject to adjustment based on formulas and market conditions. Such contract expires in 1996. The Company believes that it would be able to satisfy its requirements for aluminum from other suppliers in the event of the loss of the current supplier. The Company believes that it will be able to purchase sufficient quantities of steel and aluminum can sheet for the foreseeable future.

        The raw materials used by the Company for the manufacture of plastic containers are primarily resins in pellet form such as PCR and virgin HDPE and PET and, to a lesser extent, low density polyethylene, extrudable polyester terephthalate, polyethylene terephthalate glycol, polypropylene, polyvinyl chloride and medium density polyethylene. The Company's resin requirements are acquired through a series of informal annual purchase orders for specific quantities of resins with several suppliers of resins. The price the Company pays to purchase resin is determined at the time of purchase. The Company believes that it will be able to purchase sufficient quantities of resin for the foreseeable future.

        The Company does not believe that it is materially dependent upon any single supplier for any of its raw materials and, based upon the existing arrangements with suppliers discussed above, its current and anticipated requirements and market conditions, the Company believes that it has made adequate provisions for acquiring raw materials. Although increases in the prices of raw materials have generally been passed along to the Company's customers, the inability to do so in the future could have a significant impact on the Company's operating margins. In addition, should any of its suppliers fail to deliver under their arrangements, the Company would be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at prices which would allow it to remain competitive.

Sales and Marketing

        The Company markets its products in most areas of the continental United States primarily by a direct sales force through regional sales offices. Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. See also "Competition" below.

        In 1987, the Company, through Containers, and Nestle' entered into the Nestle' Supply Agreements pursuant to which Containers has agreed to supply Nestle' with, and Nestle' has agreed to purchase from Containers, substantially all of the can requirements of the former Carnation operations of Nestle' for a period of ten years, subject to certain conditions.

        The Nestle' Supply Agreements provide for certain prices and specify that such prices will be increased or decreased based upon cost change formulas set forth therein. During the duration of the Nestle' Supply Agreements, if Nestle' receives a competitive bid for any product supplied, Containers has the right to match such bid with respect to the type and volume of cans over the period of the competitive bid. In the event that Containers chooses not to match a competitive bid, Nestle' may purchase cans from the competitive bidder at the competitive bid price for the term of the bid. The Nestle' Supply Agreements contain provisions that require Containers to maintain certain levels of product quality, service and delivery in order to retain the Nestle' business. In the event of a breach of a particular Nestle' Supply Agreement, Nestle' may terminate such Nestle' Supply Agreement but the other Nestle' Supply Agreements would remain in effect.

        Since 1990, Nestle' has requested that Containers match certain bids received from other potential suppliers. Containers agreed to match such bids (which resulted in minor margin impact) and continues to supply substantially all of the can requirements of the former Carnation operations of Nestle'. In the future, there can be no assurance that Containers will choose to match any such bids or that, even if matched, such bids will be at a level sufficient to allow Containers to maintain margins currently received. Until any such bids are received by Nestle' and submitted to the Company, the Company cannot predict the effect, if any, of such bids upon its financial condition or results of operations. Significant reductions of margins or the loss of significant unit volume under the Nestle' Supply


Agreements could, however, have a material adverse effect on the Company.

        On December 21, 1993, Containers and Del Monte entered into the DM Supply Agreement. Under the DM Supply Agreement, Del Monte has agreed to purchase from Containers, and Containers has agreed to sell to Del Monte, 100% of Del Monte's annual requirements for metal containers to be used for the packaging of food and beverages in the United States and not less than 65% of Del Monte's annual requirements of metal containers for the packaging of food and beverages at Del Monte's Irapuato, Mexico facility, subject to certain limited exceptions.

        The DM Supply Agreement provides for certain prices for all metal containers supplied by Containers to Del Monte thereunder and specifies that such prices will be increased or decreased based upon specified cost change formulas.

        Under the DM Supply Agreement, after five years, Del Monte may, under certain circumstances, receive proposals with terms more favorable than those under the DM Supply Agreement from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that Containers furnishes to Del Monte, which proposals shall be for the remainder of the term of the DM Supply Agreement and for 100% of the annual volume of containers at one or more of Del Monte's canneries. Containers has the right to retain the business subject to the terms and conditions of such competitive proposal.

        The sale of metal containers to vegetable pack customers is seasonal and monthly revenues increase during the months of June through October. As is common in the packaging industry, the Company must build inventory and then carry accounts receivable for some seasonal vegetable pack customers beyond the end of the harvest season. Consistent with industry practice, such customers may return unused containers. Historically, such returns have been minimal.

        As part of its marketing strategy, the Company has arrangements to sell some of its plastic products to distributors, which in turn sell such products primarily to small-size regional customers. Plastic containers sold to distributors are manufactured by using generic molds with decoration, color and neck finishes added to meet the distributors' individual requirements. The distributors' warehouses and their sales personnel enable the Company to market and inventory a wide range of such products to a variety of customers.

        In 1993, 1992 and 1991, metal containers accounted for approximately 69%, 68% and 64%, respectively, of the Company's total sales, and plastic containers accounted for approximately 29%, 30% and 34%, respectively, of the Company's total sales. On a pro forma basis after giving effect to the acquisition of DM Can, metal and plastic containers in 1993 would have accounted for approximately 76% and 23% of the Company's total sales, respectively. The Company's total sales of paperboard cartons accounted for approximately 2% of the Company's total sales in each of 1993, 1992 and 1991. In 1993, 1992 and 1991, approximately 34%, 37% and 32%, respectively, of the Company's sales were to Nestle'. On a pro forma basis after giving effect to the acquisition of DM Can, approximately 27% of the Company's 1993 sales would have been to Nestle' and 21% of the Company's 1993 sales would have been to Del Monte. No other customer accounted for more than 10% of the Company's total sales during such years.

Competition

        The packaging industry is highly competitive. The Company competes in this industry with other packaging manufacturers as well as fillers, food processors and packers who manufacture containers for their own use and for sale to others. The Company attempts to compete effectively through the quality of its products, pricing and its ability to meet customer requirements for delivery, performance and technical assistance. The Company also pursues market niches such as the manufacture of easy-open ends and special feature cans, which may differentiate the Company's products from its competitors' products.

        Management believes that the market for metal food containers is mature. Some self-manufacturers have sold or closed can manufacturing operations and entered into long-term supply agreements with the new owners or with commercial can manufacturers. Of the commercial metal can manufacturers, Crown Cork and Seal Company, Inc., American National Can Company and Ball Corporation (through its Heekin Can operations) are the Company's most significant competitors.

        Although metal containers face continued competition from plastic, paper and composite containers, management believes that metal containers are superior to plastic and paper containers in industry sectors where the contents are processed at high temperatures, where the contents are packaged in large or institutional quantities (14 to 64 oz.) or where long-term storage of the product is desirable. Such sectors include canned vegetables, fruits, meats, juices, non-carbonated beverages and pet foods. These sectors are the principal areas for which the Company manufactures its products.

        Plastics competes with a number of large national producers of food, beverage and household plastic container products, including Owens-Brockway Plastics Products, a division of Owens-Illinois, Inc., Plastic Containers Inc., Johnson Controls Inc., Constar Plastics Inc., a subsidiary of Crown Cork and Seal Company, Inc., Graham Packaging Co. and Plastipak Packaging Inc. In order to compete effectively in the constantly changing market for plastic bottles, the Company must remain current with, and to some extent anticipate innovations in, resin composition and applications and changes in the manufacturing of plastic bottles.

        Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give the Company an advantage over competitors from other areas, and the Company would be disadvantaged by the loss or relocation of a major customer. As of February 28, 1994, the Company operated 35 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of its customers.

Employees

        As of December 31, 1993, the Company employed approximately 630 salaried and 3,350 hourly employees on a full time basis, including 650 employees who joined the Company on December 21, 1993 as a result of the acquisition of DM Can. Approximately 60% of the Company's hourly plant employees are represented by one of the following unions: (i) Sheet Metal Workers International Association, (ii) International Association of Machinists and Aerospace Workers, (iii) The International Brotherhood of Teamsters, (iv) The United Steel Workers of America, (v) Industrial, Technical & Professional Employees Union, (vi) The Glass, Molders, Pottery, Plastics and Allied Workers International Union, (vii) The United Rubber, Cork and Plastic Workers of America and (viii) Oil, Chemical & Atomic Workers International Union.

        The Company's labor contracts expire at various times between 1994 and 1998. Contracts covering approximately 14% of the Company's hourly employees presently expire during 1994. The Company expects no significant changes in its relations with these unions. Management believes that its relationship with its employees is good.

Regulation

        The Company is subject to federal, state and local environmental laws and regulations. In general, these laws and regulations limit the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous waste. The Company believes that all of its facilities are either in compliance in all material respects with all presently applicable environmental laws and regulations or are operating in accordance with appropriate variances, delayed compliance orders or similar arrangements. In the past, the Company inadvertently made late filings with the federal Environmental Protection Agency under the Emergency Planning and Community Right to Know Act ("EPCRA"). The Company is currently in compliance in all material respects with EPCRA.

        In addition to costs associated with regulatory compliance, the Company may be held liable for alleged environmental damage associated with the past disposal of hazardous substances. Generators of hazardous substances disposed of at sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") regardless of fault or the legality of the original disposal. Liability under CERCLA and under many similar state statutes is joint and several, and, therefore, any responsible party may be held liable for the entire cleanup cost at a particular site. Other state statutes may impose proportionate rather than joint and several liability. The federal Environmental Protection Agency or a state agency may also issue orders requiring responsible parties to undertake removal or remedial actions at certain sites. Pursuant to the agreement relating to the acquisition in 1987 of the metal container manufacturing division of Nestle' ("Nestle' Can"), the Company has assumed liability for the past waste disposal practices of Nestle' Can. The Company has received notice that it is one of many potentially responsible parties (or similarly designated parties) for cleanup of hazardous waste at two sites to which it (or its predecessor Nestle' Can) is alleged to have shipped such waste, one site at which the Company's share of cleanup costs could exceed $100,000. See "Legal Proceedings."

        Pursuant to the agreement relating to the acquisition in 1987 from Monsanto Company ("Monsanto") of substantially all of the business and related fixed assets and inventory of Monsanto's plastic containers business ("Monsanto Plastic Containers"), Monsanto has agreed to indemnify the Company for substantially all of the costs attributable to the past waste disposal practices of Monsanto Plastic Containers. In connection with the acquisition of DM Can, Del Monte has agreed to indemnify the Company for a period of three years for substantially all of the costs attributable to any noncompliance by DM Can with any environmental law prior to the closing, including all of the costs attributable to the past waste disposal practices of DM Can.

        The Company is subject to the Occupational Safety and Health Act and other laws regulating noise exposure levels in the production areas of its plants.

        Management does not believe that any of the matters described above individually or in the aggregate will have a material effect on the Company's capital expenditures, earnings, financial position or competitive position.

Research and Technology

        The Company's research, product development and product engineering efforts relating to its metal containers are conducted at its research center at Oconomowoc, Wisconsin and at other plant locations.

        The Company's research, product development and product engineering efforts with respect to its plastic containers are currently performed by its manufacturing and engineering personnel located at its Norcross, Georgia facility. In addition to its own research and development staff, the Company participates in arrangements with four non-U.S. plastic container manufacturers that call for an exchange of technology among these manufacturers. Pursuant to these arrangements, the Company licenses its blow molding technology to such manufacturers.


Company History

        The Company was organized in August 1987 as a holding company to acquire interests in various packaging manufacturers. On August 31, 1987, the Company, through Containers, purchased from Nestle' the business and related assets and working capital of Nestle' Can for approximately $151 million in cash and the assumption of substantially all of the liabilities of Nestle' Can. Also on August 31, 1987, the Company, through Plastics, purchased from Monsanto substantially all the business and related fixed assets and inventory of Monsanto Plastic Containers for approximately $43 million in cash and the assumption of certain liabilities of Monsanto Plastic Containers. To finance these acquisitions and to pay related fees and expenses, the Company raised approximately $222.5 million on August 31, 1987 by issuing $6 million of common stock, $15 million of its 15% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") and $85 million of its 14% Senior Subordinated Notes due 1997 (the "14% Notes") and by borrowing $116.5 million under its credit agreement.

        During 1988, Containers acquired from The Dial Corporation its metal container manufacturing division known as the Fort Madison Can Company ("Fort Madison"), and from Nestle' its carton manufacturing division known as the Seaboard Carton Division ("Seaboard").

        During 1989, Plastics acquired Aim Packaging, Inc. ("Aim") and Fortune Plastics, Inc. ("Fortune") in the United States, and Express Plastic Containers Limited ("Express") in Canada, to improve its competitive position in the HDPE container market. Such acquisitions were financed through additional borrowings under the Company's credit agreement.

        Holdings was organized in April 1989 as a holding company to acquire all of the outstanding common stock of the Company. On June 30, 1989, Silgan Acquisition, Inc. ("Acquisition"), a wholly owned subsidiary of Holdings, merged with and into the Company, and the Company became a wholly owned subsidiary of Holdings (the "1989 Mergers"). In connection with the 1989 Mergers, Holdings received $109.4 million in proceeds from the issuance of $120 million aggregate principal amount of its Senior Reset Debentures due 2004 (the "Holdings Reset Debentures"), net of debt issuance costs of $10.1 million. Additionally, Holdings received $14.6 million in proceeds from the issuance of its Class B Common Stock. With such proceeds, payments of $69.9 million were made to Silgan's stockholders and stock option holders in connection with the 1989 Mergers and $25.2 million was advanced to Silgan and used by Silgan to repay working capital loans. The balance of such proceeds, along with additional term loan borrowings under the Company's credit agreement of $24.0 million and a capital contribution of $5.0 million by the stockholders of Silgan P.E.T. Holdings Inc. ("SPHI"), was used by Holdings in connection with the purchase of Silgan P.E.T. Corp. ("Silgan PET") on August 1, 1989 for $51.4 million, including $2.2 million of acquisition costs.

        In 1989, Silgan PET, a wholly owned subsidiary of SPHI, acquired the business and related assets of Amoco Container Company ("Amoco Container"). On July 13, 1990, Holdings and the Company entered into a business combination (the "SPHI Business Combination") pursuant to which SPHI became a majority owned subsidiary of the Company. The SPHI Business Combination was accounted for in a manner similar to a pooling of interests. See "Selected Financial Data."

        In November 1991, Plastics sold its nonstrategic PET carbonated beverage bottle business (the "PET Beverage Sale"), exiting that commodity business.

        In 1992, Silgan and Holdings refinanced a substantial portion of their indebtedness (the "Refinancing") pursuant to a plan to improve their financial flexibility. The Refinancing included the following: (i) the public offering in June 1992 by Silgan of $135 million principal amount of its 11-3/4% Senior Subordinated Notes due 2002 (the "11-3/4% Notes"); (ii) the private placement in June 1992 by Silgan of $50 million principal amount of its Senior Secured Floating Rate Notes due 1997 (the "Secured Notes") with certain institutional investors; (iii) the public offering in June 1992 by Holdings of its 13-1/4% Senior Discount Debentures due 2002 (the "Discount Debentures") for an aggregate amount of proceeds of $165.4 million; (iv) the amendment of the Amended and Restated Credit Agreement, dated as of August 31, 1987, as amended (the "Amended and Restated Credit Agreement") among Silgan and certain of its subsidiaries, the lenders named therein and Bankers Trust Company ("Bankers Trust"), as agent, followed by the prepayment in June 1992 by Silgan of $30 million of term loans and the borrowing by Silgan of approximately $17 million of working capital loans under the Amended and Restated Credit Agreement; (v) the redemption in August 1992 of all of the outstanding 14% Notes (the "14% Notes Redemption"); (vi) the redemption in August 1992 of all of the outstanding Preferred Stock (the "Preferred Stock Redemption"); (vii) the repayment by Silgan of a $25.2 million advance from Holdings and the payment to Holdings of a $15.7 million dividend; (viii) the payment by Holdings in cash of $15.3 million of interest payable on July 1, 1992 on the Holdings Reset Debentures; (ix) the redemption by Holdings in July 1992 of all of the outstanding Holdings Reset Debentures (the "Holdings Reset Debentures Redemption;" together with the "14% Notes Redemption" and the "Preferred Stock Redemption" being sometimes herein referred to as the "Redemptions"); and (x) the payment of transaction fees and expenses relating to the Refinancing. Additionally, in June 1992 the Company merged Aim, Fortune, Silgan PET and SPHI into Plastics.

        On December 21, 1993, Containers acquired from Del Monte substantially all of the fixed assets and certain working capital of Del Monte's container manufacturing business in the United States for a purchase price of approximately $73 million and the assumption of certain limited liabilities. To finance the acquisition, (i) Silgan, Containers and Plastics (collectively, the "Borrowers"), entered into a credit agreement, dated as of December 21, 1993 (the "Credit Agreement") with the lenders from time to time party thereto (the "Banks"), Bank of America National Trust and Savings Association ("Bank of America"), as Co-Agent, and Bankers Trust, as Agent, and (ii) Holdings issued and sold to Mellon Bank, N.A., as trustee for First Plaza Group Trust, a group trust established under the laws of the State of New York ("First Plaza"), 250,000 shares of its Class B Common Stock, par value $.01 per share (the "Holdings Stock"), for a purchase price of $60.00 per share and an aggregate purchase price of $15 million. Additionally, Silgan, Containers and Plastics borrowed term and working capital loans under the Credit Agreement to refinance and repay in full all amounts owing under the Amended and Restated Credit Agreement.


Item 2.  Properties

        Silgan's and Holdings' principal executive offices are located at 4 Landmark Square, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for Containers and Plastics are located at 21800 Oxnard Street, Woodland Hills, California 91367 and 16216 Baxter Road, Suite 300, St. Louis, Missouri 63017, respectively. All of these offices are leased by the Company.

        The Company owns and leases properties for use in the ordinary course of business. Such properties consist primarily of 22 metal container manufacturing facilities, 12 plastic container manufacturing facilities and one paper container manufacturing facility. Eighteen of these facilities are owned and 17 are leased by the Company. The leases expire at various times through 2020. Some of these leases provide for options to purchase or to renew the lease.

        Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1994:





                                                Approximate
                                              Building Area
               Location                       (square feet)
               --------                      --------------

               Anaheim, CA                   127,000 (leased)
               Kingsburgh, CA                 37,783 (leased)
               Modesto, CA                    35,585 (leased)
               Oakland, CA                   173,780 (leased)
               Riverbank, CA                 167,000
               Stockton, CA                  243,500
               Stockton, CA                   71,785 (leased)
               Deep River, CT                140,000
               Monroe, GA                    117,000
               Norcross, GA                   59,000 (leased)
               Broadview, IL                  85,000
               Rochelle, IL                  175,000
               Ft. Dodge, IA                  49,500 (leased)
               Fort Madison, IA               66,000
               Ligonier, IN                  284,000 (leased)
               Seymour, IN                   406,000
               Franklin, KY                  118,000 (leased)
               Louisville, KY                 30,000 (leased)
               Maysville, KY                  31,300
               Mt. Vernon, MO                100,000
               St. Joseph, MO                173,725
               Port Clinton, OH              336,000 (leased)
               Hillsboro, OR                  47,000
               Cambridge Springs, PA          55,000
               Langhorne, PA                 156,000 (leased)
               Crystal City, TX               26,045 (leased)
               Smithfield, UT                105,000
               Toppenish, WA                  98,000
               Menomonee Falls, WI           116,000
               Menomonie, WI                  60,000 (leased)
               Oconomowoc, WI                105,200
               Plover, WI                     44,495 (leased)
               Waupun, WI                    212,000
               Mississauga, Ontario           80,000 (leased)
               Mississauga, Ontario           60,000 (leased)

        The Company owns and leases certain other warehouse facilities that are detached from its manufacturing facilities. In addition, the Company owns four other properties, two of which the Company subleases to a third party and intends to sell and the other two of which the Company is not currently using and intends to sell or sublease.

        The Company believes that its plants, warehouses and other facilities are in good operating condition, adequately maintained, and suitable to meet its present needs and future plans. The Company believes that it has sufficient capacity to satisfy the demand for its products in the foreseeable future. To the extent that the Company needs additional capacity, management believes that the Company can convert certain facilities to continuous operation or make the appropriate capital expenditures to increase capacity.


Item 3.  Legal Proceedings

        Fidelity and EQJ Complaints. On June 28, 1989, a complaint was filed in the Court of Chancery in the State of Delaware in and for New Castle County jointly by Fidelity Bankers Life Insurance Company ("Fidelity"), which was the beneficial holder of 150,000 shares of Class B common stock of the Company, and Ince & Co. ("Ince," together with Fidelity, sometimes hereinafter referred to as the "Fidelity Plaintiffs"), which was the registered owner of Fidelity's shares, against the Company, Holdings, Morgan Stanley & Co. Incorporated ("Morgan Stanley"), certain officers, directors and majority stockholders of the Company and certain other parties (the "Fidelity Complaint"). In addition, on September 14, 1989, a second complaint was filed in the Court of Chancery in the State of Delaware in and for New Castle County jointly by EQJ Partnership, Equitable Life Assurance Society of the United States, Integrity Life Insurance Company, Kleinwort Benson Limited, Merrill Lynch Corporate Bond Fund, Inc., New Locke Fund, SAM Associates, L.P., the beneficial holder of shares of Class B common stock of the Company held in the name of Calmont & Co., as nominee, and SIB Nominees Ltd. (the "EQJ Plaintiffs"), which plaintiffs were the beneficial holders of an aggregate of 900,000 shares of Class B common stock of the Company, against the Company, Holdings, Acquisition and directors of the Company (the "EQJ Complaint," together with the Fidelity Complaint, sometimes hereinafter referred to as the "Complaints"). Although filed separately, the Complaints are similar and allege, among other things, that the defendants breached their fiduciary duties of loyalty and candor under Delaware law to minority stockholders of the Company by engaging in unfair dealings, attempting to effect a merger at a grossly inadequate price and distributing misleading proxy materials. See "Business-Company History." The Complaints also allege that various defendants aided and abetted these purported breaches of fiduciary duties. The Complaints ask the court, among other things, to rescind the 1989 Mergers and/or to grant to the plaintiffs such damages, including rescissory damages, as are found by the court to be proven at trial.

        In the fall of 1989, all defendants moved to dismiss the Complaints for failure to state a claim upon which relief can be granted. The court ruled on the motion in the Fidelity Complaint on February 7, 1991, dismissing seven of the ten claims asserted and allowing the Fidelity Plaintiffs leave to plead one additional claim. On February 27, 1991, the Fidelity Plaintiffs filed an amended complaint. On May 24, 1991, the defendants answered the amended complaint, denying the material allegations and asserting affirmative defenses. On January 29, 1992, the Company and the EQJ Plaintiffs filed a stipulation dismissing the EQJ Complaint with respect to all defendants without prejudice to the right of the EQJ Plaintiffs to reinstate the action at the conclusion of the appraisal proceeding instituted by the EQJ Plaintiffs and described below.

        On September 14, 1989, the EQJ Plaintiffs filed a Petition for Appraisal (the "EQJ Appraisal") against the Company in the Court of Chancery in the State of Delaware in and for New Castle County. On October 13, 1989, the Fidelity Plaintiffs filed a Petition for Appraisal (the "Fidelity Appraisal," together with the EQJ Appraisal, sometimes hereinafter referred to as the "Appraisals") against the Company in the Court of Chancery in the State of Delaware in and for New Castle County. Although filed separately, the Appraisals both purport to invoke the rights of the EQJ Plaintiffs and the Fidelity Plaintiffs to seek an appraisal of their shares of Class B common stock of the Company pursuant to Section 262 of the Delaware General Corporation Law as a consequence of the 1989 Mergers.

        The Fidelity Appraisal purports to seek, among other relief, a judgment awarding the Fidelity Plaintiffs the fair value of their shares of Class B common stock of the Company in an unspecified amount. On May 13, 1991, Fidelity was seized and placed into receivership by the Virginia State Corporation Commission. As a result, the Fidelity Complaint and Fidelity Appraisal were stayed until March 30, 1992. Both the Fidelity Complaint and Fidelity Appraisal were dismissed in February 1994 following settlement with the Fidelity Plaintiffs.

        The EQJ Appraisal alleges that the EQJ Plaintiffs' shares are worth more than three times the price offered in connection with the 1989 Mergers and seeks, among other relief, a judgment awarding the EQJ Plaintiffs the fair value of their shares of Class B common stock of the Company in an amount of no less than $24 per share. Discovery in the EQJ Appraisal is proceeding. The court has set a pre-trial conference for May 2, 1994 and the week of May 9, 1994 for trial.

        Management believes that there is no factual basis for the allegations and claims contained in the Complaints. Management also believes that the lawsuits are without merit and intends to defend the lawsuit vigorously. In addition, management believes that the ultimate resolution of these matters and the appraisal proceedings will not have a material effect on the financial condition or results of operations of the Company or Holdings.

        Katell/Desert Complaint. On November 6, 1991, Gerald L. Katell ("Katell") and Desert Equities, Inc. ("Desert"), who are limited partners of The Morgan Stanley Leveraged Equity Fund, L.P. ("MSLEF"), filed a consolidated complaint in the Court of Chancery of the State of Delaware in and for New Castle County (the "Katell/Desert Complaint") against a number of defendants, including the Company and Holdings. (The plaintiffs previously had filed similar complaints in the New York Supreme Court, but the complaints were dismissed on the grounds that, in the interests of substantial justice, the actions should be heard in the courts of Delaware.) The plaintiffs allege, among other things, that The Morgan Stanley Leveraged Capital Fund, Inc. and Cigna Leveraged Capital Fund, Inc., the general partners of MSLEF, breached duties owed to the limited partners. Holdings and the Company are named as defendants in Count III of such amended complaint, which charges them with aiding and abetting breaches of fiduciary duty by MSLEF and the general partners. These aiding and abetting claims are premised on the same allegations concerning the 1989 Mergers that form the basis of the Complaints. The plaintiffs claim damages in the amount of $4.67 million.

        On December 9, 1991, all defendants moved to dismiss the Katell/Desert Complaint on the grounds that (i) plaintiffs' claims are derivative in nature and cannot be maintained as individual actions, (ii) plaintiffs' claims as to shares of stock and other rights allegedly held by them directly fail to state a claim and, in some cases, are time barred and
(iii) with respect to the aiding and abetting claims asserted against the Company and Holdings, the Katell/Desert Complaint fails to allege sufficient knowing participation to constitute a cause of action for aiding and abetting breaches of fiduciary duties. On February 17, 1992, the plaintiffs filed an amended complaint asserting derivative claims on behalf of the partnership alternatively to Counts I through IV of the Katell/Desert Complaint. The amended complaint also deletes specific allegations as to the amount of damages, seeking a determination of such damages by the court. All defendants moved to dismiss the amended complaint on February 27, 1992.
After full briefing and oral argument, the court dismissed all claims against the Company and Holdings by memorandum opinion and order dated January 14, 1993. On January 25, 1993, the plaintiffs moved for reargument, seeking that the court amend its order to provide that the dismissal of the claims against certain defendants, including the Company and Holdings, be without prejudice to reinstatement. The court denied this motion by order dated March 29, 1993.

        Management believes that there is no factual basis for the allegations and claims contained in the Katell/Desert Complaint. Management also believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. In addition, management believes that the ultimate resolution of these matters and the appraisal proceedings will not have a material effect on the financial condition or results of operations of the Company or Holdings.

        Summer del Caribe. On October 17, 1989, the State of California, on behalf of the California Department of Health Services, filed a suit in the United States District Court for the Northern District of California against the owners and operators of a recycling facility operated by Summer del Caribe, Inc., Dale Summer and Lynn Rodich. The complaint also named 16 can manufacturing companies, including Silgan, that had sent small amounts of solder dross to the facility for recycling as "Responsible Parties" under the California Superfund statute. The Court has stayed the action. The Company is one of 16 can companies participating in a steering committee. The steering committee has actively undertaken a feasibility study and has retained an environmental consultant. The Company has agreed with the other can company defendants that Silgan's apportioned share of cleanup costs would be 6.72% of the total cost of cleanup. Although the total cost of cleanup has not yet been determined, the Company understands that the State of California's current worst case estimate of total cleanup costs for all parties is $5.5 million. The steering committee believes that the cost to remediate will be no more than $3 million, approximately one-half the government's estimate. Accordingly, the Company believes its maximum exposure is not greater than 6.72% of $3 million, or approximately $202,000.

        Other. Other than the actions mentioned above, there are no other pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or to which any of its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

        None.


                                   PART II.

Item 5.  Market for Registrant's Common Stock and Related Stockholder
Matters.

        The Company's common stock is not publicly traded on any market or exchange. All of the outstanding common stock of the Company is held by Holdings. Other than the payment of a $15.7 million dividend to Holdings under the Refinancing in 1992, the Company has not paid any dividends on its common stock. Unless certain financial tests are met, the Company is prohibited under the Credit Agreement from paying any dividends on its Common Stock. Also, the Secured Notes and the indenture relating to the 11-3/4% Notes limit, subject to certain exceptions, the Company's ability to pay dividends on its common stock. The Company does not intend to pay any dividends on its common stock in the foreseeable future, except for dividends to Holdings that the Company may pay to fund Holdings' consolidated federal and state tax obligations and, under limited circumstances as permitted by the Credit Agreement, the Secured Notes and the indenture in respect of the 11-3/4% Notes, certain other obligations of Holdings and, beginning no earlier than December 1996, in order to enable Holdings to pay interest on the Discount Debentures.




Item 6.  Selected Financial Data.

        Set forth below are selected historical consolidated financial data of the Company at December 31, 1993, 1992, 1991, 1990 and 1989 and for the periods then ended.

        The selected historical consolidated financial data at December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 (with the exception of employee data) was derived from the historical consolidated financial statements of the Company for such periods that were audited by Ernst & Young, independent auditors, whose report appears elsewhere in this Annual Report on Form 10-K. The selected consolidated historical financial data at December 31, 1991, 1990 and 1989 and for the years ended December 31, 1990 and 1989 were derived from the historical audited consolidated financial statements for such periods.

        The selected historical consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.



                                                 SELECTED FINANCIAL DATA


                                                                          Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                        1993<fa>       1992      1991<fb>     1990<fc>     1989<fc>
                                                         -------      -----       -------       ------       ------


                                                                          (Dollars in thousands)
Operating data:
Net sales . . . . . . . . . . . . . . . . . . . . .     $645,468   $630,039      $678,211     $657,537     $610,682
Cost of goods sold  . . . . . . . . . . . . . . . .      571,174    554,972       605,185      582,991      537,485
                                                         -------    -------       -------      -------      -------
Gross profit  . . . . . . . . . . . . . . . . . . .       74,294     75,067        73,026       74,546       73,197
Selling, general and administrative
          expenses  . . . . . . . . . . . . . . . .       31,786     32,249        33,619       36,366       34,687
                                                         -------    -------      --------     --------     --------
Income from operations  . . . . . . . . . . . . . .       42,508     42,818        39,407       38,180       38,510
Interest expense and other related
          financing costs   . . . . . . . . . . . .       27,928     26,916        28,981       34,233       36,714
Other expense (income)  . . . . . . . . . . . . . .           35         25          (396)        (574)        (810)
                                                          ------     ------       -------       ------       ------
Income before income taxes  . . . . . . . . . . . .       14,545     15,877        10,822        4,521        2,606
Income tax provision <fd> . . . . . . . . . . . . .        6,300      2,200         1,500        1,579          995
                                                          ------     ------        ------       ------       ------
Income before extraordinary charges and
          cumulative effect of changes in accounting
          principles  . . . . . . . . . . . . . . .        8,245     13,677         9,322        2,942        1,611
Extraordinary charges relating to early
          extinguishment of debt  . . . . . . . . .         (841)    (9,075)        --           --           --
Cumulative effect of changes in accounting
          principles, net of taxes <fe>   . . . . .       (9,951)      --           --           --           --
                                                          ------     ------       -------      -------     --------
Net income (loss) . . . . . . . . . . . . . . . . .       (2,547)     4,602         9,322        2,942        1,611
Preferred stock dividend requirements . . . . . . .        --         2,745         3,889        3,356        2,897
                                                          ------     ------       -------       ------       ------
Net income (loss) applicable to
          common stockholder  . . . . . . . . . . .      $(2,547) $   1,857     $   5,433   $     (414)   $  (1,286)
                                                          ======   ========      ========     ========     ========

Balance Sheet Data (at end of period):
Fixed assets  . . . . . . . . . . . . . . . . . . .     $290,395   $223,879      $230,501     $244,672     $245,039
Total assets  . . . . . . . . . . . . . . . . . . .      492,064    382,154       382,330      434,439      431,489
Total long-term debt  . . . . . . . . . . . . . . .      305,000    206,681       140,701      188,598      213,512
Redeemable preferred stock  . . . . . . . . . . . .        --         --           27,878       24,061       20,766
Common stockholder's equity . . . . . . . . . . . .       52,803     32,775        46,642       41,209       38,823



Other Data:
EBDITA <ff> . . . . . . . . . . . . . . . . . . . .      $76,769  $  74,547     $  72,651    $  70,223    $  67,638
Capital expenditures  . . . . . . . . . . . . . . .       42,480     23,447        21,834       22,908       20,201
Depreciation and amortization . . . . . . . . . . .       33,818     31,754        32,848       29,496       23,483
Number of employees (at end of period) <fg> . . . .        3,330      3,340         3,560        4,330        4,210

                                                                                                         (footnotes follow)

- --------------------------

                                             Notes to Selected Financial Data

<fa>      On December 21, 1993, the Company acquired from Del Monte substantially all of the fixed assets and certain working capital of its container manufacturing business.  The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date.

<fb>      On November 15, 1991, the Company completed the PET Beverage Sale.  For 1991, sales from the PET carbonated beverage business were $33.4 million.

<fc>      On July 13, 1990, Holdings and the Company entered into the SPHI Business Combination with SPHI whereby SPHI became a majority owned subsidiary of the Company.  The SPHI Business Combination was accounted for in a manner similar to a pooling of interests and accordingly the Company's consolidated financial statements include SPHI for periods subsequent to July 24, 1989.  SPHI was formed in 1989 to acquire, through its wholly owned subsidiary Silgan PET, the business and related assets of Amoco Container.  Such acquisition occurred on July
          24, 1989 and was accounted for as a purchase transaction.

<fd>      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109,
          "Accounting for Income Taxes," which requires the Company to provide for taxes as if it were a separate taxpayer.  For years prior to 1993, the Company determined its tax provision on a separate company basis with the exception of certain matters covered under a tax allocation agreement with Holdings under which the Company obtained a federal tax benefit for Holdings' tax losses.  The effect of the adoption of SFAS No. 109 was to increase the 1993 tax provision by $4.4 million.

<fe>      During 1993, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than
          Pensions," SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers Accounting for
          Postemployment Benefits."  The Company has elected not to restate prior year's financial statements for any of these pronouncements.

<ff>      "EBDITA" means consolidated net income before extraordinary charges, cumulative effect of changes in accounting principles and preferred stock dividends plus, to the extent reflected in the income statement for the period for which consolidated net income is to be determined, without duplication, (i) consolidated interest expense,
          (ii) income tax expense, (iii) depreciation expense, (iv) amortization expense, (v) expenses relating to postretirement health care costs which amounted to $0.478 million in 1993, and (vi) charges relating to the vesting of benefits under SARs in connection with the 1989 Mergers of $1.973 million and $4.835 million in 1990 and 1989, respectively.

<fg>      The number of employees at December 31, 1993 excludes 650 employees who joined the Company on December 21, 1993 as a result of the acquisition by Containers of DM Can.






Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        Although the food can industry in the United States is relatively stable and mature in terms of unit sales growth, Containers has realized compound annual unit growth in excess of 7% since 1987. On a pro forma basis giving effect to the acquisition of DM Can, unit sales growth of Containers is in excess of 12% since 1987. Plastics is pursuing new markets for its plastic containers, including the post-consumer recycled resin segment of the market. Based upon published information and management's experience in the industry, management believes that PET custom containers are replacing glass containers for products such as mouthwash, salad dressing, peanut butter and liquor. Management also believes that Plastics is well positioned because of its technologically advanced equipment to respond to opportunities for future growth in the rigid plastic container market.

        Sales growth at Containers and Plastics has enabled the Company to improve EBDITA by achieving economies of scale. Since 1991 Containers has closed two smaller, higher cost facilities and Plastics has implemented an aggressive consolidation and rationalization program that resulted in the closing of three plants, the consolidation of technical and administrative centers and a substantial reduction in personnel. In November 1991, Plastics sold its nonstrategic PET carbonated beverage bottle business, exiting that commodity business. The Company has reduced its selling and administrative expenses and its manufacturing costs as a result of these actions.

        In 1992, the Company and Holdings completed the Refinancing to improve their financial flexibility. See "Business -- Company History."

        On December 21, 1993, Containers acquired the assets of Del Monte's metal food and beverage container manufacturing business ("DM Can") in the United States for approximately $73 million. In connection with the acquisition of DM Can, Containers and Del Monte entered into a ten-year supply agreement under which Containers will supply all of Del Monte's metal container requirements for the packaging of food and beverages in the United States and not less than 65% of Del Monte's annual requirements of metal containers for the packaging of food and beverages at Del Monte's Irapuato, Mexico facility. As a result of the acquisition of DM Can, the Company will produce almost all of the containers necessary to package the canned vegetable and fruit products of Del Monte, the largest provider of canned fruits and vegetables in the United States.

        In conjunction with the acquisition of DM Can, the Company entered into the Credit Agreement with the Banks. The proceeds from the Credit Agreement were used to finance, in part, the acquisition of DM Can, repay in full amounts owing under the Amended and Restated Credit Agreement and pay fees and expenses related thereto. Additionally, Holdings issued and sold 250,000 shares of its Class B Common Stock for $15 million, which amount Holdings contributed to the capital of Silgan.

        The Company believes the combination of the nine DM Can facilities with its existing thirteen can plants will create cost reduction opportunities through plant rationalization and equipment investment as well as additional cost savings from production scheduling and line reconfiguration.

        This discussion should be read in conjunction with the selected financial data, the historical statements of operations and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to the discussion of historical results of operations, to provide more meaningful information about the acquisition of DM Can, management has provided a pro forma discussion of the results of operation of the Company for the year ended December 31, 1993 as compared to the year ended December 31, 1992, after giving effect to the acquisition of DM Can.

Results of Operations - Historical

        Year Ended December 31, 1993 Compared with Year Ended December 31,
1992.

        Net sales of metal containers increased $20.1 million, or 4.7%, to $445.9 million for the year ended December 31, 1993, compared to $425.8 million for the same period in 1992. Net sales of metal containers to Nestle' decreased $11.6 million to $214.1 million, compared to net sales of $225.7 million for the same period in 1992, primarily due to reduced demand by Nestle'. Net sales of metal containers to other customers increased $31.7 million to $231.8 million, compared to net sales of $200.1 million for the same period in 1992. The increase was primarily due to an increase in unit sales to existing non-vegetable pack customers and the purchase of an additional manufacturing facility in May 1993, which accounted for sales of $12.5 million, offset, in part, by lower unit sales to vegetable pack customers due to the extremely wet weather in the Midwest in the summer of 1993.

        Net sales of plastic containers were $186.3 million for the year ended December 31, 1993, $6.3 million lower than net sales of plastic containers of $192.6 million for the same period in 1992. The decrease in net sales was primarily attributable to lower unit sales to existing customers due to soft market conditions.

        Sales of other containers increased approximately 15% to $13.3 million for the year ended December 31, 1993, compared to $11.6 million for the same period in 1992.

        Cost of goods sold was 88.5% of net sales ($571.2 million) for the year ended December 31, 1993, compared to 88.1% of net sales ($555.0 million) for the same period in 1992. The increase in cost of goods sold as a percentage of sales principally resulted from higher per unit manufacturing costs incurred as a result of higher depreciation expense, lost margin on outsourced cans due to capacity constraints in early 1993, offset, in part, by general gains in manufacturing efficiencies.

        Selling, general and administrative expenses were 4.9% of net sales ($31.8 million) for the year ended December 31, 1993, compared to 5.1% ($32.2 million) for the same period in 1992. The decrease in selling, general and administrative expenses as a percentage of sales was principally attributable to the maintenance of a constant level of expenditures on a greater sales base.

        Income from operations as a percentage of net sales was 6.6% ($42.5 million) for the year ended December 31, 1993, compared to 6.8% ($42.8 million) for the same period in 1992. The 0.2% decrease in income from operations as a percentage of sales was due primarily to the aforementioned decrease in gross profit margin.

        Interest expense increased by approximately $1.0 million to $27.9 million for the year ended December 31, 1993. The increase was due to additional indebtedness incurred by the Company as a result of the refinancing in June 1992 of the Company's debt and preferred stock and Holdings debt, offset, in part, by lower average interest rates.

        The provision for income taxes for 1993 of $6.3 million reflects the adoption of SFAS No. 109 which requires the Company to provide for taxes as if it were a separate taxpayer. Prior to the adoption of SFAS No. 109, the Company determined its income tax provision on a separate company basis with the exception of certain matters covered under a tax allocation agreement with Holdings under which Silgan obtained a federal income tax benefit for


Holdings' tax losses. For purposes of SFAS No. 109, the benefit of the tax allocation agreement is reflected as a contribution to additional paid-in capital instead of a reduction in federal income tax expense. For 1992 the provision for income taxes of $2.2 million was comprised of state and foreign components and recognized the benefit of certain deductions for federal income tax which were available to Holdings.

        Income before the extraordinary charge and cumulative effect of changes in accounting principles for the year ended December 31, 1993 was $8.2 million, as compared to $13.7 million for the year ended December 31, 1992. The decline in income before the extraordinary charge and cumulative effects of changes in accounting principles was principally the result of the change in the financial reporting of income tax expense.

        As a result of the refinancing of the Amended and Restated Credit Agreement in conjunction with the acquisition of DM Can and the refinancing in June 1992 of the Company's debt and Preferred Stock and Holdings' debt, the Company incurred extraordinary charges of $0.8 million and $9.1 million for the early extinguishment of debt in 1993 and 1992, respectively.

        During 1993 the Company adopted SFAS No. 106, SFAS No. 109 and SFAS No. 112. The cumulative effect of these accounting changes was to decrease net income by $3.2 million, $6.0 million and $0.8 million, respectively.

        Year Ended December 31, 1992 Compared with Year Ended December 31,
1991

        Net sales of metal containers decreased $9.5 million to $425.8 million for the year ended December 31, 1992, compared to $435.3 million for the same period in 1991. Net sales of metal containers to Nestle' increased $12.6 million to $225.7 million, compared to net sales of $213.1 million for the same period in 1991, primarily due to increased unit sales of pet food containers, offset, in part, by less demand for tomato cans due to a smaller pack in 1992 than in the prior year and by the pass through of lower material costs. Net sales of metal containers to other customers decreased $22.1 million to $200.1 million, compared to net sales of $222.2 million for the same period in 1991. The decrease was primarily due to colder and wetter summer weather experienced in the Midwest which resulted in a reduced vegetable pack as compared to the prior year along with lower unit sales volume as a result of the closing by the Company of two metal container manufacturing facilities, partially offset by increased sales to existing customers.

        Net sales of plastic containers were $192.6 million for the year ended December 31, 1992, $39.5 million lower than net sales of plastic containers of $232.1 million for the same period in 1991. The decrease in net sales was primarily attributable to the disposition of the PET carbonated beverage bottle business in November 1991 which accounted for sales of $33.4 million during the year ended December 31, 1991. The decrease in net sales of other plastic containers of $6.1 million was attributable to lower average sales prices due to the pass through of lower average resin costs and a change in the mix of products sold.

        Sales of other containers totaled $11.6 million for the year ended December 31, 1992, compared to $10.8 million for the same period in 1991.

        Costs of goods sold was 88.1% of net sales ($555.0 million) for the year ended December 31, 1992, compared to 89.2% of net sales ($605.2 million) for the same period in 1991. The decrease in cost of goods sold as a percentage of sales principally resulted from lower per unit manufacturing costs realized through improved manufacturing efficiencies in the Company's existing plant facilities, the benefits realized from the closing of four higher cost manufacturing plants in the latter part of 1991 and early 1992, and the sale of the lower margin PET carbonated beverage business, offset, in part, by lower margins realized on certain products due to competitive pricing conditions.

         Selling, general and administrative expenses were 5.1% of net sales ($32.2 million) for the year ended December 31, 1992, compared to 5.0% ($33.6 million) for the same period in 1991. The $1.4 million decrease was principally attributable to cost savings generated from a reduction in administrative personnel, partially offset by a charge for an uncollectible account that has been fully reserved.

        Income from operations as a percentage of net sales was 6.8% ($42.8 million) for the year ended December 31, 1992, compared to 5.8% ($39.4 million) for the same period in 1991. The 1.0% increase in income from operations as a percentage of sales was due primarily to the improved overall margins realized by the Company from its existing operations after closing four higher cost manufacturing facilities in the latter part of 1991 and early 1992 and the disposition in November 1991 of the lower margin PET carbonated beverage business.

        Interest expense decreased by approximately $2.1 million to $26.9 million for the year ended December 31, 1992. The decrease was due to lower average interest rates incurred on a lower average balance of bank borrowings, offset, in part, by the incurrence of additional indebtedness as a result of the Refinancing. Average bank borrowings declined due to tighter management of inventories and term loan repayments.

        The provisions for income tax for the years ended December 31, 1992 and 1991 were comprised of state and foreign components and recognize the benefit of certain deductions for federal income tax purposes which are available to Holdings.

        As a result of the items discussed above, income before the extraordinary charge and preferred stock dividends for the year ended December 31, 1992 was $13.7 million, $4.4 million greater than the net income before preferred stock dividends for the year ended December 31, 1991 of $9.3 million.

        As a result of the Refinancing, the Company incurred an extraordinary charge of $9.1 million for the early extinguishment of debt. Such charge reflects a $5.8 million expense for premiums paid in connection with the Redemptions and the charge-off of $3.3 million for unamortized debt financing costs related to the securities redeemed under the Redemptions.

Results of Operations - Pro Forma

        The following discussion sets forth the pro forma results of operations of the Company for the year ended December 31, 1993 as compared to the year ended December 31, 1992, after giving effect to the acquisition of DM Can.

        The following table sets forth, for the years ended December 31, 1993 and 1992, certain consolidated pro forma data. This data includes the historical results of operations for the Company and DM Can and give effect to the pro forma adjustments assuming the acquisition occurred at the beginning of each year presented. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The final purchase price allocation may differ from that used for the pro forma data, although it is not expected that the final allocation of purchase price will be materially different. The unaudited pro forma combined financial data do not purport to represent what the Company's financial position or results of operations would actually have been had the transactions in fact occurred on the dates or at the beginning of the period indicated, or to project the Company's financial position or results of operations for any future date or period. This discussion should be read in conjunction with the discussion of historical results of operations of the Company for the years ended December 31, 1993 and 1992.




                                                 1993             1992
                                                 ----             ----

                                                      (In Millions)

Net sales                                       $818.6            $819.6
Income from operations                            51.3              57.3
Income before income taxes                        18.9              25.4
Income before extraordinary charges and           10.9              22.3
        cumulative effect of changes in
        accounting principles
Net income                                         0.1              13.2

        Management believes that pro forma income from operations in 1993 declined $6.0 million as compared to the prior year primarily as a result of a one-time inventory reduction by Del Monte in anticipation of the sale of DM Can to Containers and, to a lesser extent, due to lower vegetable pack sales as a result of adverse growing conditions in the Midwest in the summer of 1993.

        The pro forma income before the extraordinary charge and cumulative effect of changes in accounting principles in 1993 of $10.9 million declined $11.4 million from 1992. Management believes that this decrease principally resulted from the one-time inventory reduction and reduced demand for vegetable pack containers as referred to above and the adoption of SFAS No. 109 "Accounting for Income Taxes."

        The pro forma provision for income taxes for 1993 reflects the adoption of SFAS No. 109 which requires the Company to provide for taxes as if it were a separate taxpayer. As a result of this new standard, the Company's 1993 pro forma income tax expense increased by $5.9 million over the prior year. Prior to the adoption of SFAS No. 109, the provision for income taxes was comprised of state and foreign components and recognized the benefit of certain deductions for federal income tax which were available to Holdings.

Capital Resources and Liquidity

        Silgan's liquidity requirements arise primarily from its obligations under the indebtedness incurred in connection with its acquisitions, capital investment in new and existing equipment and the funding of Silgan's seasonal working capital needs. Historically, Silgan has met these liquidity requirements through cash flow generated from operating activities and working capital borrowings. As described below, beginning in December 1996 Silgan's liquidity requirements may also be affected by the interest associated with Holdings' indebtedness.

        On December 21, 1993 Silgan, Containers and Plastics entered into the Credit Agreement to finance the acquisition of DM Can and to refinance and repay in full all amounts owing under the Amended and Restated Credit Agreement. In conjunction therewith the Banks loaned the Company $60.0 million of A Term Loans, $80.0 million of B Term Loans and $29.8 million of working capital loans. In addition, Holdings issued and sold 250,000 shares of its Class B Common Stock for $15.0 million and, in turn, contributed such amount to Silgan. With these proceeds, the Company (i) repaid $41.5 million of term loans and $60.8 million of working capital loans under the Amended and Restated Credit Agreement; (ii) acquired from Del Monte substantially all the fixed assets and certain working capital of Del Monte's container manufacturing business for approximately $73 million; and (iii) paid fees and expenses of $8.9 million.

        For 1993, the Company used cash generated from operations of $48.3 million and available cash balances of $2.5 million to fund capital expenditures of $42.5 million, repay working capital loans of $7.2 million (in addition to working capital loans which were repaid with proceeds from the Credit Agreement), and pay $1.1 million of term loans. During the year, the Company increased its annual amount of capital spending in order to reduce costs and to add incremental production capacity. The increase in inventory at December 31, 1993 as compared to the prior year principally resulted from the inventory acquired as part of the acquisition of DM Can.

        In June 1992, to improve their financial flexibility, Silgan and Holdings effected the Refinancing. The Refinancing (i) lowered Holdings' consolidated average cost of indebtedness by retiring the 14% Notes and the Holdings Reset Debentures with new indebtedness bearing lower interest rates,
(ii) improved Silgan's liquidity and ability to further repay its indebtedness by eliminating Silgan's obligation to pay cash dividends on the Preferred Stock through the Preferred Stock Redemption and by deferring for an additional two years (until December 1996) and reducing the cash interest requirements on Holdings' indebtedness, (iii) provided Holdings with additional financial flexibility by eliminating restrictions in the indenture relating to the 14% Notes on Silgan's ability to pay dividends to Holdings in order to fund interest payments on Holdings' indebtedness through the 14% Notes Redemption and (iv) extended the average length of maturity of Silgan's indebtedness by issuing the 11-3/4% Notes and the Secured Notes to refinance $30 million of bank term loans and the 14% Notes.

        In connection with the Refinancing, Silgan received $174.7 million in proceeds from the issuance of the Secured Notes and 11-3/4% Notes, net of debt issuance costs of $10.3 million. Silgan repaid a $25.2 million advance from Holdings and made a $15.7 million dividend payment to Holdings, for an aggregate payment of $40.9 million which was used by Holdings, together with the proceeds received from the sale of the Discount Debentures, to redeem the Holdings Reset Debentures. In addition, Silgan repaid $30 million of term loans under the Credit Agreement. On August 16, 1992, the Company paid $31.5 million to redeem the Preferred Stock. On August 28, 1992, the Company paid $89.3 million to redeem the 14% Notes. Approximately $17 million of working capital loans were borrowed to complete such redemptions.

        In addition to the borrowing of working capital loans used to effect the Refinancing, Silgan borrowed working capital loans of $2.2 million during the year ended December 31, 1992 which, along with cash provided by operations during 1992 of $34.4 million, were used principally to fund capital expenditures of $23 million, to make term loan repayments of $10.2 million under the Amended and Restated Credit Agreement (in addition to the term loan repayment made in connection with the Refinancing), to pay cash dividends of $1.1 million on the Preferred Stock and to increase outstanding cash balances by $2.3 million.

        During 1991, cash provided from operations of $61.3 million was used to fund capital expenditures of $21.8 million and scheduled bank term loan repayments of $25 million. The balance of the cash provided from operations during the year of $14.5 million was used to repay working capital loans and principally resulted from the receipt in January 1991 of $16 million from a major customer on an account normally settled by the prior year's end. In November 1991, the Company completed the sale of its PET carbonated beverage bottle business. The proceeds of approximately $12 million, net of costs associated with such sale, were principally used to repay bank term loans. Due to reduced working capital requirements, $4 million of working capital loans was also repaid.

        Since a portion of the proceeds realized from the Credit Agreement on December 21, 1993 were used to repay working capital loans under the Amended and Restated Credit Agreement, the Company was able to reduce the amount of its commitment for working capital loans. Under the Credit Agreement, the commitment for working capital loans was reduced by $41 million to $70 million. As of December 31, 1993, the outstanding principal amount of working capital loans was $2.2 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $61.7 million. The decrease of $38.2 million in the outstanding principal amount of working capital loans since December 31, 1992 resulted from the repayment of approximately $30 million of working capital loans with proceeds from the refinancing of the Credit Agreement as well as with cash generated from operations.

        Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As a result, a significant portion of the Company's revenues are generated in the first nine months of the year. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements, and it is estimated that approximately $50 million of the working capital revolver, including letters of credit, will be utilized at its peak in July 1994.

        In addition to its operating cash needs, the Company's cash requirements over the next several years are anticipated to consist primarily of (i) annual capital expenditures of $25 million to $33 million (approximately $13 million of which is nondiscretionary in each year), (ii) principal amortization payments of A Term Loans under the Credit Agreement of $20 million in each of 1994, 1995 and 1996, (iii) expenditures of approximately $13 million associated with the rationalization of facilities related to the acquisition of DM Can, (iv) the scheduled maturity on September 15, 1996 of the working capital loans and $80 million of B Term Loans under the Credit Agreement, (v) payments by Silgan to Holdings to fund Holdings' semi-annual cash interest requirements of $18.2 million on the Discount Debentures commencing in December 1996, (vi) the scheduled maturity of the $50 million principal amount of the Secured Notes in 1997, and (vii) the Company's interest requirements (including interest on working capital loans, the principal amount of which will vary depending upon seasonal requirements, the Secured Notes and bank term loans, all of which bear fluctuating rates of interest).

        The Company is a wholly owned subsidiary of Holdings, a holding company with no significant assets or operations other than its investment in and advances to Silgan. Holdings is highly leveraged as a result of the indebtedness that it incurred in connection with the 1989 Mergers. See "Business-Company History." Holdings' principal liabilities are the Discount Debentures and its guaranty of the Credit Agreement. Because Holdings' indebtedness does not require payment of interest until December 1996 and because the Company has not in the past provided funds to Holdings to pay interest on Holdings' indebtedness, the Company's liquidity has not been, and until December 1996 is not expected to be, affected by Holdings' indebtedness.

        The Credit Agreement prohibits the Company from paying any dividends or making other distributions on its capital stock, making loans to or transferring any assets to Holdings, merging or consolidating with Holdings or assuming or guaranteeing any obligations of Holdings, although the Company is permitted to advance funds to Holdings to enable Holdings to pay certain administrative expenses and taxes. Accordingly, until the maturity (scheduled to occur on September 15, 1996) or earlier repayment of borrowings under the Credit Agreement (or the amendment or waiver of the restrictive covenants contained therein), Holdings will be unable to use any amount of cash generated by the operations of the Company and its subsidiaries. However, interest on the Discount Debentures is not payable until December 15, 1996. Interest on the Discount Debentures is payable at a rate of 13-1/4% per annum and commencing on December 15, 1996 semi-annual interest payments of $18.2 million will be required to be made thereon. The ability of Holdings to pay interest on the Discount Debentures on and after December 15, 1996 may depend upon the ability of the Company to pay dividends, or otherwise loan, advance or transfer funds, to Holdings or the ability of Holdings to refinance the Discount Debentures, obtain additional debt or equity financing or obtain amendments to the indenture relating to the Discount Debentures. There can be no assurance that any such alternative, if pursued, would be accomplished, or that any such alternative would be accomplished in sufficient time to enable Holdings to make timely payments of interest on the Discount Debentures. Neither the Secured Notes nor the 11-3/4% Notes limits the ability of the Company to pay cash dividends to Holdings in order to enable Holdings to pay interest on the Discount Debentures. Otherwise, subject to limited exceptions, the Secured Notes and the 11-3/4% Notes prohibit the payment of dividends or other distributions by the Company on its capital stock. Silgan has no obligation, legal or otherwise, to pay dividends or otherwise loan, advance or transfer funds to Holdings in order to fund Holdings' debt service requirements. The funding requirements of Holdings to service its indebtedness (beginning in December
1996) may be met by Silgan through cash generated by operations or borrowings or by Holdings through refinancings of its existing indebtedness or additional debt or equity financings.

        The Discount Debentures represent "applicable high yield discount obligations" ("AHYDOs") within the meaning of Section 163(i) of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the tax deduction which would otherwise be available to Holdings in respect of the accretion of interest on the Discount Debentures during their noncash interest period ending June 15, 1996 ($109.6 million) has been and will continue to be deferred, which, in turn, will increase the taxable income of Holdings and reduce the after-tax cash flows of Holdings. However, as a result of Holdings' utilization of its net operating loss carryforward, which currently amounts to approximately $105 million for regular federal income tax purposes, the effect of such deferral on the regular federal income taxes of Holdings has been and will continue to be mitigated until such net operating loss carryforward is fully utilized.

        In 1993, Holdings became subject to alternative minimum tax ("AMT"). Because Holdings has AMT net operating loss carryforwards, Holdings has incurred and will continue to incur an AMT liability at a rate of 2%. In 1995, Holdings anticipates that the AMT loss carryforward will have been fully utilized. Thereafter, Holdings will incur an AMT liability at a rate of 20% (or the applicable rate then in effect). Any AMT paid is allowed as an indefinite credit carryover against Holdings' regular tax liability in the future when and if Holdings' regular tax liability exceeds the AMT liability.

        The deferred accreted interest will not be deductible until the redemption, retirement or other repayment of the Discount Debentures (other than with stock or debt of Holdings or a related party). Until the deferred accreted interest is deductible, except to the extent the net operating loss carryforward is available, Holdings will realize taxable income sooner and in a greater amount than if the deferred accreted interest on the Discount Debentures were deductible as it accretes. Depending upon its tax position and financial condition and the benefit which may be available through the deduction of the deferred accreted interest, Holdings could decide in the future to refinance the Discount Debentures or a portion thereof prior to their stated maturity date. In such event, the full amount of the deferred accreted interest (applicable to the Discount Debentures retired) should be deductible under the carryback and carryforward rules under the Code unless the holders of the Discount Debentures receive stock or debt of Holdings or a related party in exchange for the Discount Debentures. No assurance can be given that Holdings will be able to refinance the Discount Debentures at such time; however, management believes that application of the AHYDO rules will not have a material adverse effect on Holdings' financial condition or ability to repay the Discount Debentures. In addition, the IRS has broad authority to issue regulations under the AHYDO rules with retroactive effect to prevent the avoidance of the purposes of those rules through agreements to borrow amounts due under a debt instrument or other arrangements, and thus these regulations, when issued, may affect the timing or availability of the tax deductions for original issue discount on the Discount Debentures.

        Management believes that cash generated by operations and funds from working capital borrowings under the Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements until the maturity of the working capital facility under the Credit Agreement on September 15, 1996. Management also believes that it will be able to replace the working capital facility under the Credit Agreement with another facility on or prior to September 15, 1996 on terms which will be acceptable to the Company. However, there can be no assurance that the Company will be able to replace its working capital facility. In such event, the Company could be required to consider alternative equity or debt financings in order to meet its cash needs. The ability of the Company to effect any such financing and the extent to which the Company may seek or be required to obtain additional financing will depend upon a variety of factors, including, the future performance of the Company and its subsidiaries, which will be subject to prevailing economic conditions and to financial, business and other factors (including the state of the economy and the financial markets, demand for the products of the Company and its subsidiaries, costs of raw materials, legislative and regulatory changes and other factors beyond the control of the Company and its subsidiaries) affecting the business and operations of the Company and its subsidiaries as well as prevailing interest rates, actual amounts expended for capital expenditures and other corporate purposes and the timing and amount of debt prepayments or redemptions.

        The Credit Agreement, the Secured Notes and the indentures relating to the 11-3/4% Notes and the Discount Debentures each contain restrictive covenants that, among other things, limit the Company's ability to incur debt, sell assets and engage in certain transactions. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial and operating covenants contained in such financing agreements and believes that it will continue to be in compliance during 1994 with all such covenants.

Effect of Interest Rate Fluctuations and Inflation

        Because the Company has indebtedness which bears interest at floating rates, the Company's financial results will be sensitive to changes in prevailing interest rates. To mitigate the effect of significant changes in interest rates, the Company may enter into interest rate protection agreements (with counterparties that, in the Company's judgment, have sufficient creditworthiness) with respect to a portion of its floating rate indebtedness. At December 31, 1993, the Company was not a party to any interest rate protection agreement.

        Historically, inflation has not had a material effect on the Company, other than to increase its cost of borrowing. In general, the Company has been able to increase the sales prices of its products to reflect any increases in the prices of raw materials.

Impact of New Accounting Standards

        Postretirement Benefits. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Under Statement No. 106 the Company is required to accrue the cost of retiree health and other postretirement benefits during the years that covered employees render service. The cumulative effect of this accounting change was to decrease net income by $3.1 million after related income tax benefit. This change in accounting principle, excluding the cumulative effect, decreased pretax income for the year ended December 31, 1993 by $0.5 million. Prior to 1993, the Company recorded these benefits on a pay-as-you-go basis, and the Company has elected not to restate prior years for this change. The new rules are expected to result in an increase in net annual periodic postretirement benefit costs of less than $1.0 million. See Note 14 to consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.

        Income Taxes. Effective January 1, 1993 the Company adopted SFAS No. 109, "Accounting for Income Taxes." This Statement superseded SFAS No. 96.


Under SFAS No. 96 the Company has recognized a federal income tax benefit from Holdings' tax losses. Under SFAS No. 109, this benefit will be reflected as a contribution to additional paid-in capital instead of a reduction of income tax expense. Accordingly, in 1993, the Company recorded a cumulative charge to earnings and credit to paid-in-capital of approximately $6.0 million for the difference in methods up to the date of adoption. The Company is not currently paying, and does not expect in the near future to pay, any regular federal income taxes because it has been and will be able to avail itself of Holdings' consolidated tax loss carryforwards, which amount to approximately $105 million at December 31, 1993. See Note 9 to consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data.

        See Item 14 below for a listing of financial statements and schedules included therein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

Management of the Company

        The current directors and executive officers of the Company and their respective ages, positions and principal occupations, five-year employment history and other directorships held are furnished below:

                                Age at
                              March 15,          Five-Year Employment
      Name and Position          1994    History and Other Directorships Held
     -------------------       --------  ------------------------------------

R. Philip Silver                  51     Prior to forming S&H, Inc. ("S&H")
   Chairman of the Board and             in 1987, President of Continental
   Co-Chief Executive                    Can Company from June 1983 to August
   Officer of Holdings and               1986; consultant to packaging
   Silgan since March 1994;              industry from August 1986 to August
   Formerly President of                 1987; Vice Chairman of the Board and
   Holdings and Silgan;                  Director of Sweetheart Holdings Inc.
   Director of Holdings                  and Sweetheart Cup Company, Inc.
   since April 1989 and of               from September 1989 to January 1991;
   Silgan since August 1987;             Chairman of the Board and Director
   Chairman of the Board of              of Sweetheart Holdings Inc. and
   Plastics since March                  Sweetheart Cup Company, Inc. from
   1994; Director of                     January 1991 through August 1993;
   Containers and Plastics               Director, Johnstown America
   since August 1987.                    Corporation.



                                 Age at
                              March 15,          Five-Year Employment
      Name and Position          1994    History and Other Directorships Held
     -------------------       --------  ------------------------------------

D. Greg Horrigan                  50     Prior to forming S&H in 1987,
   President and Co-Chief                Executive Vice President and
   Executive Officer of                  Operating Officer of Continental Can
   Holdings and Silgan since             Company from 1984 to 1987; Chairman
   March 1994; Formerly                  of the Board and Director of
   Chairman of the Board of              Sweetheart Holdings Inc. and
   Holdings and Silgan;                  Sweetheart Cup Company, Inc. from
   Director of Holdings                  September 1989 to January 1991; Vice
   since April 1989 and of               Chairman of the Board and Director
   Silgan since August 1987;             of Sweetheart Holdings Inc. and
   Chairman of the Board of              Sweetheart Cup Company, Inc. from
   Containers since August               January 1991 through August 1993.
   1987; Chairman of the
   Board of Plastics from
   May 1991 to March 1994;
   Director of Containers
   and Plastics since August
   1987.

James S. Hoch                     34     Principal of Morgan Stanley & Co.
   Director of Silgan since              Incorporated since 1993, Vice
   January 1991; Vice                    President of Morgan Stanley & Co.
   President and Assistant               Incorporated from 1991 to 1993,
   Secretary of Silgan since             Associate of Morgan Stanley & Co.
   1987; Director, Vice                  Incorporated from 1986 to 1990.
   President and Assistant               Director of Fort Howard Corporation,
   Secretary of Holdings                 Sullivan Communications, Inc.,
   since January 1991;                   Sullivan Graphics, Inc.
   Director, Vice President
   and Assistant Secretary
   of Containers since
   January 1991; Director,
   Vice President and
   Assistant Secretary of
   Plastics since January
   1991.

Robert H. Niehaus                 38     Managing Director of Morgan Stanley
   Vice President, Assistant             & Co. Incorporated since January 1,
   Secretary and Director of             1990; Principal of Morgan Stanley &
   Silgan since August 1987;             Co.  Incorporated from 1988 to 1989;
   Vice President, Assistant             Vice President of Morgan Stanley &
   Secretary and Director of             Co.  Incorporated in 1987.  Director
   Containers and Plastics               of American Italian Pasta Company,
   since August 1987; Vice               Randall's Food Markets, Inc.,
   President, Assistant                  Randall's Management Corp., Inc.,
   Secretary and Director of             Randall's Properties, Inc.,
   Holdings since April                  Randall's Warehouse, Inc., Fort
   1989.                                 Howard Corporation, Waterford
                                         Wedgwood plc, Waterford Crystal
                                         Ltd., Waterford Wedgwood UK plc, MS
                                         Distribution Inc., Tennessee Valley
                                         Steel Corporation, NCC L.P.,
                                         Shuttleway and MS/WW Holdings Inc.



                                 Age at
                              March 15,          Five-Year Employment
      Name and Position          1994    History and Other Directorships Held
     -------------------       --------  ------------------------------------

Harley Rankin, Jr.                54     Prior to joining the Company, Senior
   Executive Vice President              Vice President and Chief Financial
   and Chief Financial                   Officer of Armtek Corporation; prior
   Officer of Silgan since               to Armtek Corporation, Vice
   January 1989; Treasurer               President and Chief Financial
   of Silgan since January               Officer of Continental Can Company
   1992; Vice President of               from November 1984 to August 1986.
   Containers and Plastics               Vice President, Chief Financial
   since January 1989;                   Officer and Treasurer of Sweetheart
   Treasurer of Plastics                 Holdings Inc. and Vice President of
   since January 1994;                   Sweetheart Cup Company, Inc. from
   Executive Vice President              September 1989 to August 1993.
   and Chief Financial
   Officer of Holdings since
   April 1989; Treasurer of
   Holdings since January
   1992.

Harold J. Rodriguez, Jr.          38     Employed by Ernst & Young from 1978
   Vice President of Silgan              to 1987, last serving as Senior
   and Holdings since March              Manager specializing in taxation.
   1994; Vice President of               Controller, Assistant Secretary and
   Containers and Plastics               Assistant Treasurer of Sweetheart
   since March 1994;                     Holdings Inc. and Assistant
   Controller and Assistant              Secretary and Assistant Treasurer of
   Treasurer of Silgan and               Sweetheart Cup Company, Inc. from
   Holdings since March                  September 1989 to August 1993.
   1990; Assistant
   Controller and Assistant
   Treasurer of Holdings
   from April 1989 to March
   1990; Assistant
   Controller and Assistant
   Treasurer of Silgan from
   October 1987 to March
   1990.


Management of Containers

            In addition to the persons listed under "Management of the Company" above, the following are the principal executive officers of
Containers:

                               Age at
                             March 15,          Five-Year Employment
     Name and Position         1994     History and Other Directorships Held
     -----------------        --------  ------------------------------------


James D. Beam                    51     Vice President-Marketing & Sales of
   President and a                      Containers from September 1987 to
   non-voting Director of               July 1990; Vice President and
   Containers since July                General Manager of Continental Can
   1990.                                Company, Western Food Can Division,
                                        from March 1986 to September 1987.







                               Age at
                             March 15,          Five-Year Employment
     Name and Position         1994     History and Other Directorships Held
     -----------------        --------  ------------------------------------


Gerald T. Wojdon                 58     General Manager of Manufacturing of
   Vice                                 the Can Division of The Carnation
   President-Operations                 Company from August 1982 to August
   and Assistant Secretary              1987.
   of Containers since
   September 1987.

Gary M. Hughes                   51     Vice President, Sales and Marketing
   Vice President - Sales               of the Beverage Division of
   & Marketing of                       Continental Can Company from
   Containers since July                February 1988 to July 1990; prior to
   1990.                                February 1988, was employed by
                                        Continental Can in various regional
                                        sales positions.

George S. Hartley                47     Vice President - Finance of Romanoff
   Vice President -                     International, Inc. from 1990 to
   Finance, Treasurer and               1993; Director, Business Planning of
   Assistant Secretary                  Amphenol Corporation (Electronic
   since March 1994.                    Connectors) from 1988 to 1989;
                                        Continental Can Corporation, 1974-
                                        1988, employed in various finance
                                        and planning positions.

Dennis Nerstad                   56     Vice President - Distribution and
   Vice President since                 Container Manufacturing of Del Monte
   March 1994.                          from August 1989 to December 1993;
                                        Director of Container Manufacturing
                                        of Del Monte from November 1983 to
                                        July 1989; prior to 1983, employed
                                        by Del Monte in various regional and
                                        plant positions.


Management of Plastics

            In addition to the persons listed under "Management of the Company" above, the following are the principal executive officers of
Plastics:

                                    Age at
                                   March 15,       Five-Year Employment
        Name and Position            1994          History and Positions
        -----------------          --------        ---------------------

Russell F. Gervais                    50     President and Chief Executive
   President and Non-voting                  Officer of Aim Packaging, Inc.
   Director of Plastics since                from March 1984 to September
   December 1992; Vice                       1989.
   President-Sales & Marketing
   of Plastics from September
   1989 until December 1992.

Howard H. Cole                        48     Manager of Personnel of Monsanto
   Vice President and Assistant              Engineered Products Division of
   Secretary of Plastics since               the Monsanto Company from April
   September 1987.                           1986 to September 1987.





                                    Age at
                                   March 15,       Five-Year Employment
        Name and Position            1994          History and Positions
        -----------------          --------        ---------------------

Charles Minarik                       56     President of Wheaton Industries
   Vice President-Operations and             Plastics Group from February
   Commercial Development since              1991 to August 1992; Vice
   May 1993.                                 President-Marketing of Constar
                                             International, Inc. from March
                                             1983 to February 1991.



Item 11.  Executive Compensation.

        The following table sets forth information concerning the annual and long term compensation for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1993, 1992 and 1991 of those persons who at December 31, 1993 were (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated executive officers of the Company and its subsidiaries. No director of the Company or its subsidiaries receives any compensation for serving as a director of the Company or its subsidiaries. See "Certain Transactions - Management Agreements."


                                           Summary Compensation Table
                                                                                 Long-Term
                                              Annual Compensation               Compensation
                                   ------------------------------------------   -----------
                                                                                   Awards
                                                                                   ------

                                                                        Other
                                                                       Annual        Stock         All Other
Name and Principal Position     Year   Salary<fa><fb>  Bonus<fa><fc>  Compensation  Options/SARs  Compensation<fd>
- ---------------------------     ----   --------------  -------------  ------------  -----------   ---------------


R. Philip Silver                1993       $1,378,799      -             -           -               -
 (Chairman of the Board and     1992        1,528,844      -             -           -               -
 Co-Chief Executive Officer of  1991        1,378,000      -             -           -               -
 the Company and Chairman of
 the Board of Plastics)

D. Greg Horrigan                1993        1,378,799      -             -           -               -
 (President and Co-Chief        1992        1,528,844      -             -           -               -
 Executive Officer of the       1991        1,378,000      -             -           -               -
 Company and Chairman of the
 Board of Containers)

Harley Rankin, Jr.              1993          321,898      -             -           -               -
 (Executive Vice President,     1992          324,407      -             -           -               -
 Chief Financial Officer and    1991          303,200      -             -           -               -
 Treasurer of the
 Company and Vice President of
 Containers and Plastics)

James D. Beam                   1993          239,949     $65,277        -           -            $24,883
 (President of Containers)      1992          231,949      65,497        -           -             24,215
                                1991          221,894      38,854        -           -               -


Gary M. Hughes                  1993          167,763      45,701        -           -             17,397
 (Vice President - Sales and    1992          162,372      45,851        -           -             16,952
 Marketing of Containers)       1991          155,326      27,198        -           -               -


Gerald T. Wojdon                1993          167,763      45,701        -           -             17,397
 (Vice President - Operations   1992          162,372      45,850        -           -             16,952
 of Containers)                 1991          155,326      27,198        -           -               -





<fa> The compensation of Messrs. Horrigan, Silver, Rankin and Rodriguez was paid by S&H and they received no direct compensation from Holdings, the Company or their respective subsidiaries.  See "Certain Transactions -- Management
     Agreements."

<fb> The salaries of Messrs. Beam, Hughes and Wojdon were paid by Containers.

<fc> Bonuses of Messrs. Beam, Hughes and Wojdon were earned by them in such year and paid in the following year, pursuant to the Silgan Containers Corporation Performance Incentive Plan.  Under the Silgan Containers Corporation Performance
     Incentive Plan, executive officers and other key employees of Containers may be awarded cash bonuses provided that
     Containers achieves certain assigned financial targets.

<fd> Reflects amounts contributed by Containers under the Silgan Containers Corporation Deferred Incentive Savings Plan
     (the "Savings Plan").  Containers contributes to the Savings Plan an amount each year based on its profits for such year, as determined by Containers' board of directors.  Such contribution is allocated proportionately to participants in accordance with their compensation.  A participant's allocable share of such contribution becomes fully vested after five years of service or, if earlier, upon reaching age 55, death, total and permanent disability or termination on account of the sale or closure of a work facility.




                             OPTION/SAR VALUES AT DECEMBER 31, 1993
                            ---------------------------------------



                                                                           Value of
                                        Number of                        Unexercised
                                       Unexercised                       in-the-Money
                                     Options/SARs at                   Options/SARs at
                                    December 31, 1993                 December 31, 1993
                                    ------------------                -----------------


            Name               Exercisable     Unexercisable     Exercisable     Unexercisable
            ----               -----------     -------------     -----------     -------------

R. Philip Silver  . . . . .     --                --                 --               --
D. Greg Horrigan  . . . . .     --                --                 --               --
Harley Rankin, Jr. <fa> . .    10,000             --                 -0-              --
James D. Beam <fb><fc>  . .       336              144             $402,390          $100,597
Gary M. Hughes <fb><fd> . .       144               96               -0-              -0-
Gerald T. Wojdon <fb><fe> .        48               48              100,597           100,597


<fa> Options are for, and tandem SARs relate to, shares of Holdings Class C Stock (as defined under "Security Ownership of
     Certain Beneficial Owners and Management -- Description of Holdings Common Stock").  Value is the excess of the book value of Holdings Class C Stock from the date of grant over the exercise price.  In the event of a public offering or third party sale, value would be based on fair market value.  See "Stock Option Plans" below.

<fb> Options are for, and tandem SARs relate to, shares of Containers' common stock.  As of December 31, 1993, 10,800 shares of Containers' common stock are issued and outstanding and an additional 1,200 shares of Containers' common stock are authorized but not issued.  Value is the excess of the book value of Containers' common stock from the date of grant, less the portion of parent debt allocable to Containers, over the exercise price.  In the event of a public offering or third party sale, value would be based on fair market value as determined under the Containers Plan (as defined in "-- Stock Option Plans" below).  See "Stock Option Plans" below.

<fc> 240 options and tandem SARs were granted in June 1989 under the Containers Plan, for which the book value, as computed under the Containers Plan, exceeds the exercise price.  An additional 240 options and tandem SARs were granted in July 1990 under the Containers Plan.

<fd> 240 options and tandem SARs were granted in July 1990 under the Containers Plan.

<fe> 240 options and tandem SARs were granted in June 1989 under the Containers Plan, of which 144 SARs have been exercised prior to 1993.



Pension Plans

     The Company has established pension plans (the "Pension Plans") covering substantially all of the salaried employees of Containers and Plastics, respectively, including the executive officers (the "Containers Pension Plan" and the "Plastics Pension Plan," respectively). The Pension Plans are defined benefit plans intended to be qualified pension plans under Section 401(a) of the Code, under which pension costs are determined annually on an actuarial basis with contributions made accordingly. The pension benefits at normal retirement under each Pension Plan are generally comparable to the benefits under the pension plan covering individuals at Nestle' Can or Monsanto, as the case may be, at the time of acquisition in 1987.

     Certain salaried employees of Containers, including Containers' executive officers, were covered by the Carnation Employees Plan Number Two for United States Employees (the "Carnation Pension Plan") immediately prior to the acquisition of Nestle' Can. The Containers Pension Plan recognizes prior service under the Carnation Pension Plan for purposes of eligibility, vesting and benefit accrual. The benefits payable at retirement under, or upon vested termination from, the Containers Pension Plan are based on the benefit formula and all other factors then in effect under the Containers Pension Plan applied to all combined pension service. Such benefit shall be offset by the accrued benefit, if any, such employee is entitled to receive under the Carnation Pension Plan as of August 31, 1987.

     Under the Containers Pension Plan, both the employer and participants contribute. Participants contribute approximately 3% of their annual compensation. The benefit for any participant thereunder is calculated under the greater of either (i) a career average formula of the sum of, for each year of participation up to March 31, 1991, 1% of annual base salary up to $5,400 plus 2% of such salary over $5,400 or (ii) a final pay formula of the average base salary over the final three years of employment multiplied by a percentage (not to exceed 61-1/4%) based upon the participant's years of credited service (not to exceed 35), less a percentage (not to exceed approximately 50%) of such participant's primary social security benefit at employment termination based upon the participant's years of credited service (not to exceed 35). Compensation covered by the Containers Pension Plan is a participant's base salary exclusive of any bonus, overtime or other extra compensation. A participant becomes fully vested after five years of service or upon reaching age 55, if earlier.

     The following table illustrates the estimated annual normal retirement benefits that are payable under the Containers Pension Plan based upon the final pay formula. Such benefit levels assume retirement at age 65, the years of service shown, continued existence of the Containers Pension Plan without substantial change and payment in the form of a single life annuity and includes benefits, if any, payable under the Carnation Pension Plan which will be paid by that plan.



                                  Containers Pension Plan Table
                                  -----------------------------

    Final                                      Years of Service
   Average     ---------------------------------------------------------------------------------
   Earnings           10              15           20           25          30           35
   --------        --------        --------     --------     --------    --------     --------


  $ 50,000          $   7,130    $  10,640   $  14,260    $  17,830    $  21,390      $24,960

    75,000             11,510       17,260      23,010       28,760       34,520       40,270
   100,000             15,880       23,820      31,760       39,700       47,640       55,580

   125,000             20,260       30,380      40,510       50,640       60,770       70,890

   150,000             24,630       36,950      49,260       61,580       73,890       86,210
   175,000             29,010       43,510      58,010       72,510       87,020      101,520

   200,000             33,380       50,070      66,760       83,450      100,140      116,830
   225,000             37,760       56,630      75,510       94,390      113,270      132,140


     Pursuant to Section 401(a)(17) of the Code, there is a limit on the amount of annual compensation which can be taken into account under the Containers Pension Plan. The dollar limit on compensation for 1993 was $235,840. The dollar limit on compensation for 1994 is $150,000. The dollar limit, where applicable, will reduce the amount of benefits payable to highly compensated participants in the Containers Pension Plan.

     As of December 31, 1993, the years of credited service under the Containers Pension Plan for each of the eligible executive officers named in the Cash Compensation Table are as follows: James D. Beam, 6, Gary M. Hughes, 3, and Gerald T. Wojdon 34.

     In conjunction with the acquisition of DM Can, the employees of Del Monte that are employed by Containers will participate in the Containers Pension Plan. Pursuant to the purchase agreement for the acquisition of DM Can, Del Monte has agreed to transfer to the Containers Pension Plan assets for benefits accrued for such employees while they were employed by Del Monte.

     Certain salaried employees of Plastics, including Plastics' executive officers, were covered by the Monsanto Company Salaried Employees' Pension Plan (the "Monsanto Pension Plan") immediately prior to the acquisition of Monsanto Plastic Containers. The Plastics Pension Plan recognizes prior service under the Monsanto Pension Plan for purposes of eligibility, vesting and benefit accrual. The benefits payable at retirement under, or upon vested termination from, the Plastics Pension Plan are based on the benefit formula and all other factors then in effect under the Plastics Pension Plan applied to all combined pension service. Such benefit is offset by the accrued benefit, if any, such employee is entitled to receive under the Monsanto Pension Plan as of August 31, 1987.

     Under the Plastics Pension Plan, pensions are based on the greatest of
(i) years of benefit service multiplied by 1.4% of Average Earnings, which is defined as the greater of (a) average compensation received during the final 36 months of employment or (b) average compensation received during the highest three of the final five calendar years of employment; (ii) years of benefit service multiplied by 1.5% of Average Earnings less a 50% social security offset; or (iii) years of benefit service multiplied by $30.00. For employees hired between April 1, 1986 and September 1, 1987, the formula is the greater of (i) years of benefit service multiplied by 1.2% of Average Earnings; or (ii) years of benefit service multiplied by 1.5% of Average Earnings less a 50% social security offset. For employees hired after September 1, 1987, the formula is years of benefit service multiplied by 1.1% of Average Earnings. Average Earnings under the Plastics Pension Plan is a participant's total cash income before deduction for contributions, if any, to a plan pursuant to Section 401(k) of the Code or Section 125 of the Code less any moving expense allowance but, in no event, shall Average Earnings exceed 125% of base pay of the participant. A participant becomes fully vested after five years of service or attainment of Normal Retirement Age (as defined under the Plastics Pension Plan), if earlier.

     The following table illustrates the estimated annual normal retirement benefits that are payable under the Plastics Pension Plan based upon the greater of 1.4% of Average Earnings, without reduction for social security or other offset amounts, or 1.5% of Average Earnings less a 50% social security offset. Such benefit levels assume retirement age at 65, the years of service shown, continued existence of the Plastics Pension Plan without substantial change and payment in the form of a single life annuity and includes benefits, if any, payable under the Monsanto Pension Plan which will be paid by that plan.




                                          Plastics Pension Plan Table
                                          ---------------------------

                                                       Years of Service
 Final Average  ---------------------------------------------------------------------------------------------
   Earnings            10              15             20             25             30               35
   --------         --------        --------       --------       --------       --------        ---------


  $  50,000     $    7,000         $  10,550      $  14,000     $  17,500       $  21,000           $24,500

     75,000         10,500            15,750         21,000        26,250          31,500            36,750
    100,000         14,000            21,000         28,000        35,000          42,000            49,000

    125,000         17,500            26,250         35,000        43,750          52,500            61,250

    150,000         21,000            31,500         42,000        52,500          63,000            73,950
    175,000         24,500            36,750         49,000        61,250          73,950            87,075

    200,000         28,000            42,000         56,000        70,200          85,200           100,200
    225,000         31,500            47,250         63,000        79,575          96,450           113,325



     Pursuant to Section 401(a)(17) of the Code, there is a limit on the amount of annual compensation which can be taken into account under the Plastics Pension Plan. The dollar limit on compensation for 1993 was $235,840. The dollar limit on compensation for 1994 is $150,000. The dollar limit, where applicable, will reduce the amount of benefits payable to highly compensated participants in the Plastics Pension Plan.

Stock Option Plans

     Containers, Plastics and Holdings have established separate but virtually identical stock option plans entitled, respectively, the Silgan Containers Corporation Amended and Restated 1989 Stock Option Plan (the "Containers Plan"), the Silgan Plastics Corporation Amended and Restated 1989 Stock Option Plan (the "Plastics Plan") and the Silgan Holdings Inc. Amended and Restated 1989 Stock Option Plan (the "Holdings Plan"; collectively, the "Plans"). Under each such Plan, participants may be granted options to purchase shares of common stock or restricted stock and/or SARs. Options granted may be either nonstatutory stock options or incentive stock options under Section 422 of the Code. SARs granted may be related to options concurrently granted or independent of any options.

     The board of directors of each of the respective sponsoring companies, through a committee, administers its respective plan and has the power to, among other things, choose participants, the type of grant and all the terms and conditions thereof, including number of shares covered by a grant and the exercise price, if applicable. Only officers (including executive officers) and other key employees are eligible to participate in the plan sponsored by their employer. As of December 31, 1993, Containers and Plastics have reserved 1,200 authorized but unissued shares of their respective common stock, $.01 par value, for issuance under their respective plans and Holdings has reserved 15,000 authorized but unissued shares of its Class C common stock, $.01 par value, for issuance under the Holdings Plan.

     Pursuant to the Merger Agreement dated April 28, 1989 between Silgan, Holdings and Acquisition (the "Merger Agreement"), all outstanding options and SARs granted under predecessor stock option plans to the Containers Plan, Plastics Plan and Holdings Plan (the "Predecessor Option Plans") were surrendered for cancellation and, in partial consideration therefor, holders, including executive officers, were issued in 1989 nonstatutory options and related SARs under each of the Plans, as appropriate.

     Generally, each option granted under the Plans becomes exercisable over a period of five years, with 20% of the option having become exercisable on June 30, 1990 and an additional 20% having become or becoming exercisable on each anniversary thereafter. The purchase price of each option granted under the Containers Plan ranges from $2,122 to $2,456 per share. The purchase price of options granted under the Plastics Plan is $746 per share. The purchase price of options granted under the Holdings Plan is $35.00 per share. Each option granted under the Plans was granted with related SARs. The SARs extend to all option shares and provide for a payment by the sponsoring company to the holder of an amount equal to the excess of the book value of a share of the sponsoring company at the SAR exercise date or, if applicable, the fair market value of such share at the SAR exercise date after a public offering of such shares, over the exercise price of the SAR multiplied by the number of shares involved in the SAR exercise. Each option and related SAR granted under each of the Plans expires on June 29, 1999 or on such earlier date as the holder's employment shall terminate or within a specified period after termination as provided in the respective Plans.

     All options granted under any of the Plans must be evidenced by an option agreement between the sponsoring company and the option recipient embodying all the terms and conditions of the option grant; provided, however, that (i) all options must be granted before the respective Plan expires, (ii) incentive stock options granted must comply with Section 422 of the Code, (iii) all options must be exercisable no earlier than one year from the date of grant, (iv) no option shall be transferable or assignable otherwise than by will or the laws of descent and distribution and, during the lifetime of the recipient, such option shall be exercisable only by the recipient, (v) all options must expire or remain exercisable for a limited time after termination of employment, all as specified in the respective Plans, and (vi) upon exercise of all options, full payment for the shares covered shall be made in cash, shares of common stock of the sponsoring company already owned or a combination thereof.

     All SARs granted under any of the Plans must be evidenced by an agreement containing the terms of exercise and manner of settlement; provided, however, that (i) all SARs must be granted before the respective Plan expires, (ii) SARs must be exercisable no earlier than one year from the date of grant, (iii) SARs granted in tandem with options must have the same terms and conditions as the related option and the exercise of a related SAR extinguishes the related option to the extent exercised and vice versa and
(iv) SARs may contain a provision for automatic exercise on the last day of the term thereof.

     Restricted stock issued under any of the Plans must bear an appropriate legend referring to the terms, conditions and restrictions applicable thereto. The sponsoring company has a right to purchase and participants have a right to require the sponsoring company to repurchase its common stock acquired pursuant to the respective Plan upon the occurrence of certain events in accordance with such Plan.

     In the event of a public offering of any of Holdings' common stock or a sale of Holdings to a third party, the options granted by Containers and Plastics pursuant to their respective Plans and any stock issued upon exercise of such options are convertible into either stock options or common stock of Holdings. The calculation of the number of shares to be issued upon the conversion of such options or shares will be determined based upon a valuation of Holdings and an allocation of such value among its subsidiaries (after giving effect to, among other things, that portion of the outstanding indebtedness of Holdings allocable to each such subsidiary).

Certain Employment Agreements

     Certain executive officers and other key employees of Containers and Plastics (including Messrs. Beam and Wojdon) have executed employment agreements. The initial term of such employment agreements is generally three years from its effective date and is automatically extended for successive one year periods unless terminated pursuant to the terms of such agreement. Each such employment agreement provides for, among other things, a minimum severance benefit equal to base salary and benefits for, in most cases, a period of one year (or the remainder of the term of the agreement, if longer) (i) if the employee is terminated by his employer for any reason other than disability or for cause as specified in the agreement or (ii) if the employee voluntarily terminates employment due to a demotion and, in some cases, significant relocation, all as specified in the agreement.

     The foregoing summaries of the various benefit plans and agreements of the Company are qualified by reference to such plans and agreements, copies of certain of which have been filed as exhibits to this Annual Report on Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Certain Beneficial Owners of the Company's Capital Stock

     All of the outstanding shares of common stock of the Company, consisting of one share of Class A Common Stock, par value $.01 per share (the "Company Class A Stock"), and one share of Class B Common Stock, par value $.01 per share (the "Company Class B Stock"), are owned by Holdings. Holdings' address is 4 Landmark Square, Stamford, CT 06901.


Certain Beneficial Owners of Holdings' Capital Stock

     The following table sets forth, as of March 15, 1994, certain information with respect to the beneficial ownership by certain persons and entities of outstanding shares of capital stock of Holdings:


                                     Number of Shares of each class of               Percentage Ownership of
                                        Holdings Common Stock Owned                   Holdings Common Stock
                                     ---------------------------------  ------------------------------------------------
                                        Class A      Class B   Class C   Class A   Class B    Class C  Consolidated <F1>
                                        -------      -------   -------   -------   -------    -------  -----------------

R. Philip Silver <F2>. . . . . . .      208,750        --        --        50%      --         --            19.24%
D. Greg Horrigan <F2> . . . . . . .     208,750        --        --        50%      --         --            19.24%
James S. Hoch <F3>  . . . . . . . .       --           --        --         --      --         --            --
Robert H. Niehaus <F3>  . . . . . .       --           --        --         --      --         --            --
Harley Rankin, Jr.  . . . . . . . .       --           --   10,000<F4>      --      --        15.63%         --
James D. Beam <F5>  . . . . . . . .       --           --        --         --      --         --            --
Gary M. Hughes <F5> . . . . . . . .       --           --        --         --      --         --            --
Gerald T. Wojdon <F5> . . . . . . .       --           --        --         --       --        --            --
The Morgan Stanley Leveraged
 Equity Fund II, L.P. <F6>  . . . .       --         417,500     --         --      62.55%     --            38.48%

Mellon Bank, N.A., as trustee for
 First Plaza Group Trust <F7> . . .       --         250,000     --         --      37.45%      --           23.04%

All officers and directors as a
 group  . . . . . . . . . . . . . .     417,500        --   14,000<F4>     100%     --       21.88%<F8>      38.48%



___________________

<F1> This column reflects the percentage ownership of voting common stock that would exist if Holdings Class A Stock (as defined under "Description of Holdings Common Stock" below) and Holdings Class B Stock (as defined under "Description of Holdings Common Stock" below) were treated as a single class.  Holdings Class C Stock (as defined under
     "Description of Holdings Common Stock" below) generally does not have voting rights and is not included in the percentage ownership reflected in this column.  See "Description of Holdings Common Stock" below.

<F2> Director of Holdings and Silgan.  Messrs. Silver and Horrigan are parties to a voting agreement pursuant to which they have agreed to use their best efforts to vote their shares as a block.  The address for such person is 4
     Landmark Square, Stamford, CT 06901.

<F3> Director of Holdings and Silgan.  The address for such person is c/o Morgan Stanley & Co. Incorporated, 1251 Avenue of the Americas, New York, NY 10020.

<F4> Reflects shares that may be acquired through the exercise of vested stock options granted pursuant to Silgan Holdings
     Inc. Amended and Restated 1989 Stock Option Plan.

<F5> Options to purchase shares of common stock of Containers and tandem SARs have been granted to such person pursuant to the Silgan Containers Corporation Amended and Restated 1989 Stock Option Plan (the "Containers Plan").  Pursuant to
     the Containers Plan, such options may be converted into stock options of Holdings (and the Containers' common stock issuable upon exercise of such options may be converted into common stock of Holdings) in the event of a public offering of any of Holdings' common stock or a sale of Holdings to a third party.

<F6> The address for The Morgan Stanley Leveraged Equity Fund II, L.P., is 1251 Avenue of the Americas, New York, NY
     10020.

<F7> The address for First Plaza Group Trust is c/o General Motors Investment Management Corporation, 767 Fifth Avenue,
     New York, NY 10153.  Mellon Bank, N.A., acts as the trustee (the "Trustee") for First Plaza, a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries.  These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation ("GMIMCo"), a
     wholly owned subsidiary of GM.  GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the Trustee as to the voting and disposition of these shares.
     Because of the Trustee's limited role, beneficial ownership of the shares by the Trustee is disclaimed.

<F8> Bankers Trust New York Corporation beneficially owns 50,000 shares of Holdings Class C Stock.



     See "Description of Holdings Common Stock" and "Description of the Holdings Organization Agreement" for additional information about the common stock of Holdings, the holders thereof and certain arrangements among them.

Description of Common Stock of the Company

     Under the Company's Restated Certificate of Incorporation, the Company has authority to issue 1,000 shares of Company Class A Stock, 1,000 shares of Company Class B Stock and 1,000 shares of Class C Common Stock, par value $.01 per share (the "Company Class C Stock"). The Company currently has one share of Company Class A Stock and one share of Company Class B Stock outstanding, which shares were issued to Holdings on June 30, 1989 in conjunction with the effectiveness of the 1989 Mergers. No shares of Company Class C Stock are currently outstanding.

Description of Holdings Common Stock

     Certain of the statements contained herein are summaries of the detailed provisions of the Restated Certificate of Incorporation of Holdings (the "Certificate of Incorporation") and are qualified in their entirety by reference to the Certificate of Incorporation, a copy of which is filed herewith.

     Under the Certificate of Incorporation, Holdings has authority to issue 500,000 shares of Class A Common Stock, par value $.01 per share (the "Holdings Class A Stock"), 667,500 shares of Class B Common Stock, par value $.01 per share (the "Holdings Class B Stock"), and 1,000,000 shares of Class C Common Stock, par value $.01 per share (the "Holdings Class C Stock" and, together with the Holdings Class A Stock and Holdings Class B Stock, the "Holdings Common Stock"). Holdings has an aggregate of 1,135,000 shares of Holdings Common Stock outstanding as follows: (i) 417,500 shares of Holdings Class A Stock; (ii) 667,500 shares of Holdings Class B Stock; and (iii) 50,000 shares of Holdings Class C Stock. Except as described below, the rights, privileges and powers of Holdings Class A Stock and Holdings Class B Stock are identical, with each share of each class being entitled to one vote on all matters to come before the stockholders of Holdings.

     Until the occurrence of a Change of Control (as defined in the Certificate of Incorporation and as described below), the affirmative vote of the holders of not less than a majority of the outstanding shares of Holdings Class A Stock and Holdings Class B Stock, voting as separate classes, shall be required for the approval of any matter to come before the stockholders of Holdings, except that (i) the holders of a majority of the outstanding shares of Holdings Class A Stock, voting as a separate class, have the sole right to vote for the election and removal of three directors (the directors elected by the holders of Holdings Class A Stock being referred to herein as "Class A Directors"); (ii) the holders of a majority of the outstanding shares of Holdings Class B Stock, voting as a separate class, have the sole right to vote for the election and removal of all directors other than the Class A Directors (the directors elected by the holders of Holdings Class B Stock being referred to herein as "Class B Directors"); and (iii) the vote of not less than a majority of the outstanding shares of Holdings Class B Stock shall be required in certain circumstances set forth in the Certificate of Incorporation. The holders of Holdings Class C Stock have no voting rights except as provided by applicable law and except that such holders are entitled to vote as a separate class on certain amendments to the Certificate of Incorporation as provided therein. In the event Holdings sells shares of any class of its common stock to the public, the distinctions between Holdings Class A Stock and Holdings Class B Stock terminate, the powers, including voting powers, of Holdings Class A Stock and Holdings Class B Stock shall be identical upon compliance with certain provisions contained in the Certificate of Incorporation, and any Regulated Stockholder (generally defined to mean banks) will be entitled to convert all shares of Holdings Class C Stock held by such stockholder into the same number of shares of Holdings Class B Stock (or Holdings Class A Stock to the extent such Holdings


Class C Stock was issued upon conversion of Holdings Class A Stock).

     After a Change of Control, the affirmative vote of the holders of not less than a majority of the outstanding shares of Holdings Class A Stock and Holdings Class B Stock, voting together as a single class, will be required for the approval of any matter to come before the stockholders of Holdings, except that the provisions described in clauses (i) and (ii) in the preceding paragraph shall continue to apply from and after a Change of Control, and except as otherwise provided in the Certificate of Incorporation with respect to its amendment. Also, after a Change of Control, the number of Class B Directors will be increased to five.

     In the event that a vacancy among the Class A Directors or the Class B Directors occurs at any time prior to the election of directors at the next scheduled annual meeting of stockholders, the vacancy shall be filled, in the case of the Class A Directors, by either (i) the vote of the holders of a majority of the outstanding shares of Holdings Class A Stock, at a special meeting of stockholders, or (ii) by written consent of the holders of a majority of the outstanding shares of Holdings Class A Stock, and, in the case of the Class B Directors, by either (i) the vote of the holders of a majority of the outstanding shares of Holdings Class B Stock at a special meeting or stockholders, or (ii) by written consent of the holders of a majority of the outstanding shares of the Holdings Class B Stock.

     A "Change of Control" is defined in the Certificate of Incorporation to include the occurrence of any of the following events: (i) Messrs. Silver and Horrigan shall collectively own, directly or indirectly, less than one-half of the aggregate number of outstanding shares of Holdings Class A Stock owned by them directly or indirectly on June 30, 1989 on a common stock equivalent basis, or (ii) the acceleration of the indebtedness under the Credit Agreement or the Discount Debentures, as a result of the occurrence of an event of default thereunder relating to a payment default or a financial covenant event of default.

Description of the Holdings Organization Agreement

     Concurrently with the issuance and sale to First Plaza of the Holdings Stock, Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), Bankers Trust New York Corporation ("BTNY"), First Plaza and Messrs. R. Philip Silver and D. Greg Horrigan entered into the Amended and Restated Organization Agreement dated as of December 21, 1993 (the "Holdings Organization Agreement") that provides for the termination of the Organization Agreement dated as of June 30, 1989 by and among Holdings, MSLEF II, BTNY and Messrs. Silver and Horrigan (except for the indemnification provisions thereof, which provisions survive) and for the investment by First Plaza in Holdings and the relationships among the stockholders and between the stockholders and Holdings. Certain of the statements contained herein are summaries of the detailed provisions of the Holdings Organization Agreement and are qualified in their entirety by reference to the Holdings Organization Agreement.

     The Holdings Organization Agreement prohibits the disposition of Holdings' common stock without the prior written consent of Messrs. Silver and Horrigan and MSLEF II, except for (i) dispositions to affiliates (which, in the case of First Plaza, includes any successor or underlying trust, and which, in the case of MSLEF II, does not include any person which is not an Investment Entity (as defined below)), (ii) dispositions to certain family members of Messrs. Silver and Horrigan or trusts for the benefit of those family members, (iii) certain transfers among MSLEF II, BTNY, First Plaza and Messrs. Silver and Horrigan that comply with certain rights of first refusal set forth in the Holdings Organization Agreement, which rights expire on June 30, 1994, (iv) dispositions to certain parties at any time on or after June 30, 1994, subject to certain other rights of first refusal discussed below,
(v) the sale by First Plaza to Holdings of all of the Holdings Stock acquired by First Plaza on December 21, 1993, upon the exercise of Holdings' call option as described below, and (vi) dispositions in connection with an initial public offering of the common stock of Holdings, as described below. Any transfer of Holdings' common stock (other than transfers described in clauses (v) and (vi) of the preceding sentence) will be void unless the transferee agrees in writing prior to the proposed transfer to be bound by the terms of the Holdings Organization Agreement.

     At any time on or after June 30, 1994, MSLEF II may effect a sale of stock to an Investment Entity (generally defined as any person who (i) is primarily engaged in the business of investing in securities of other companies and not taking an active role in the management or operations of such companies and (ii) does not permit the participation or involvement in any way in the business or affairs of Holdings of a person who is engaged in a business not described in clause (i)) or, in the event of certain defaults under the amended and restated management services agreement by and between S&H, Inc., a company wholly-owned by Messrs. Silver and Horrigan ("S&H"), and Holdings (described below under "Description of Management Agreements"), to a third party, in each case, if it first offers such stock to: (a) Holdings,
(b) the Group (defined generally to mean, collectively, Silver and Horrigan and their respective affiliates and certain related family transferees and estates, with Silver and his affiliates and certain related family transferees and estates being deemed to be collectively one member of the Group, and Horrigan and his affiliates and certain related family transferees and estates being deemed to be collectively one member of the Group) and (c) BTNY, in each case on the same terms and conditions as the proposed sale to an Investment Entity or the proposed third party sale. In addition, in any such sale by MSLEF II, BTNY and First Plaza must be given the opportunity to sell the same percentage of its stock to such Investment Entity or third party. At any time on or after June 30, 1994, each member of the Group may transfer shares of stock to a third party if such holder first offers such shares to: (a) the other member of the Group, (b) Holdings, (c) MSLEF II and
(d) BTNY, in each case on the same terms and conditions as the proposed third party sale. At any time on or after June 30, 1994, BTNY may effect a sale of stock to a third party if it first offers such shares to: (a) Holdings, (b) MSLEF II and (c) the Group, in each case on the same terms and conditions as the proposed third party sale.

     At any time on or after June 30, 1994, either MSLEF II or the Group has the right to require a recapitalization transaction. A recapitalization transaction is defined as any transaction (such as a merger, consolidation, exchange of securities or liquidation) involving Holdings pursuant to which MSLEF II and the Group retain their proportionate ownership interest in the surviving entity if the following conditions are met: (i) the value of any securities of the surviving entity acquired or retained by the party not initiating the recapitalization transaction does not exceed 67% of the difference between (x) the value of such securities and any cash received by such party and (y) all taxes payable as a result of the transaction, (ii) if MSLEF II initiates the recapitalization transaction and will not own all the voting equity securities of the surviving entity not owned by the Group, the Group shall have the right to purchase such securities, (iii) if the Group initiates the recapitalization transaction and will not own all of the voting equity securities of the surviving entity, MSLEF II shall have the right to purchase such securities, and (iv) the majority in principal amount of the indebtedness incurred in connection with such transaction shall be held for at least one year by persons not affiliated with either MSLEF II or any member of the Group.

     The Holdings Organization Agreement provides that in the event that either Mr. Silver or Mr. Horrigan (each, a "Manager") dies or becomes permanently disabled prior to June 30, 1994 (an "Inactive Manager"), such Inactive Manager or his affiliates shall have the right to sell to Holdings all Holdings Class A Stock held by the Inactive Manager at the Fair Market Value (as defined in the Holdings Organization Agreement) of such stock, provided that such stock must first be offered to the remaining Manager at the same price. The Holdings Organization Agreement also provides that if either Mr. Silver or Mr. Horrigan dies, becomes permanently disabled or is convicted of any felony directly related to the business of Holdings prior to


June 30, 1994, the other Manager and his affiliates shall have the right to purchase all of such person's Holdings Class A Stock at a price equal to Fair Market Value in the case of death or disability and the Adjusted Book Value (as defined in the Holdings Organization Agreement) in the case of a conviction as stated above, and Holdings shall have the right to purchase all such stock not purchased by the other Manager.

     At any time prior to December 21, 1998, Holdings shall have the right and option to purchase from First Plaza, and First Plaza shall have the obligation to sell to Holdings, all (but not less than all) of the Holdings Stock for a price per share equal to the greater of (i) $120 per share and
(ii) the purchase price necessary to yield on an annual basis a compound return on investment of forty percent (40%). The number of shares subject to such call and the call purchase price shall be proportionately adjusted to take into account any stock dividend, stock split, combination of shares, subdivision or other recapitalization of the capital stock of Holdings.

     The Holdings Organization Agreement provides that at any time after June 15, 1996, the holders of a majority of the issued and outstanding shares of Holdings Class A Stock and Holdings Class B Stock (considered together as a class) may by written notice to Holdings require Holdings to pursue the first public offering of Holdings' common stock pursuant to an effective registration statement (an "IPO") on the terms and conditions provided in the Holdings Organization Agreement. In addition to the portion of the IPO which shall consist of shares of Holdings' common stock to be sold by Holdings, the IPO may also include a secondary tranche consisting of shares of Holdings' common stock to be sold by stockholders of Holdings.

     Pursuant to the provisions of the Holdings Organization Agreement, each of MSLEF II, BTNY, First Plaza and Messrs. Silver and Horrigan has agreed to take all action (including voting its shares of Holdings' common stock) to approve the adoption of the Restated Certificate of Incorporation of Holdings, as amended, the Amended and Restated By-laws of Holdings, and the Amended and Restated Management Services Agreement (the "Post-IPO Management Services Contract"), in each case substantially in the form agreed to pursuant to the Holdings Organization Agreement and in each case to become effective at the time an IPO is completed. The Post-IPO Management Services Contract provides, among other things, for the payment to S&H of management fees of $2.0 million annually plus reimbursement of expenses. See "Certain Relationships and Related Transactions -- Management Agreements" below.

     Pursuant to the provisions of the Holdings Organization Agreement, MSLEF II has agreed that it will not vote its shares of Holdings Class B Stock in favor of any changes in the Certificate of Incorporation or By-laws of Holdings which would adversely affect the rights of First Plaza, unless First Plaza has consented in writing to such change. In addition, so long as First Plaza shall hold not less than 18.73% of the issued and outstanding shares of Holdings Class B Stock, First Plaza shall have the right to nominate one of the Class B Directors to be elected at each annual meeting of stockholders in accordance with the provisions of the Certificate of Incorporation, and the holders of Holdings Class B Stock parties to the Holdings Organization Agreement have agreed to vote their shares of Holdings Class B Stock in favor of such nominee.

     In addition, in the event that First Plaza, MSLEF II or BTNY shall purchase any shares of Holdings Class A Stock, such purchaser has agreed that it will vote such shares in accordance with the directions of the "holders of a majority of the shares of Class A Stock held by the Group" (defined generally to mean the holders of a majority of the aggregate of 417,500 shares of Holdings Class A Stock held by Messrs. Silver and Horrigan at December 21, 1993, which at the time of any such determination have been continuously and are held by the Group) until such time as a Change of Control has occurred. In the event that Messrs. Silver or Horrigan shall purchase any shares of Holdings Class B Stock, such purchaser agrees that it will vote such shares in accordance with the directions of MSLEF II, unless MSLEF II and First Plaza (together with their respective affiliates) shall hold directly or indirectly less than one-half of the aggregate number of shares of Holdings Class B Stock held by MSLEF II and First Plaza immediately following the issuance and sale of the Holdings Stock to First Plaza on December 21, 1993.

     Pursuant to the terms of the Holdings Organization Agreement, Holdings entered into an amended and restated management services agreement with S&H, a corporation wholly owned by Messrs. Silver and Horrigan. See "Description of Management Agreements" below.

     The Holdings Organization Agreement terminates upon the earlier of (i) the mutual agreement of the parties, (ii) such time as it becomes unlawful,
(iii) the completion of an IPO, and (iv) June 30, 1999. The parties may agree to extend the term of the Holdings Organization Agreement.

Description of the Holdings Stockholders Agreement

     Concurrently with the issuance and sale to First Plaza of the Holdings Stock, Holdings, MSLEF II, BTNY, First Plaza and Messrs. Silver and Horrigan entered into a Stockholders Agreement dated as of December 21, 1993 (the "Stockholders Agreement") that provides for certain prospective rights and obligations among the stockholders and between the stockholders and Holdings. The operative provisions of the Stockholders Agreement do not take effect until after the occurrence of an IPO, at which time the Holdings Organization Agreement will have terminated in accordance with its terms as described above under "Description of the Holdings Organization Agreement." Certain of the statements contained herein are summaries of the detailed provisions of the Stockholders Agreement and are qualified in their entirety by reference to the Stockholders Agreement.

     The Stockholders Agreement provides that for a period of eight years after the IPO, each of MSLEF II and First Plaza shall have the right to demand two separate registrations of its shares of Holdings' common stock (equalling a total of four separate demand registrations); provided, however, that such demand right will terminate as to MSLEF II or First Plaza, as the case may be, at such time as MSLEF II or First Plaza, as the case may be, together with its affiliates, owns less than five percent of the issued and outstanding shares of Holdings' common stock at any time. If, at any time or from time to time for a period of eight years after the IPO, Holdings shall determine to register Holdings' common stock (other than in connection with certain non-underwritten offerings), Holdings will offer each of MSLEF II, BTNY, First Plaza and Messrs. Silver and Horrigan the opportunity to register shares of Holdings' common stock it holds in a "piggyback registration."

     The Stockholders Agreement prohibits the transfer prior to June 30, 1999 (or, in the case of any restriction applicable to First Plaza, December 21, 1998) by MSLEF II, First Plaza or Messrs. Silver or Horrigan of Holdings' common stock without the prior written consent of Messrs. Silver and Horrigan and MSLEF II, except for (i) transfers made in connection with a public offering or a Rule 144 Open Market Transaction (as defined in the Stockholders Agreement), (ii) transfers made to an affiliate, which, in the case of a transfer by First Plaza or MSLEF II to an affiliate, must be an Investment Entity (defined generally to be any person who is primarily engaged in the business of investing in securities of other companies and not taking an active role in the management or operations of such companies),
(iii) transfers made to certain family members of Messrs. Silver and Horrigan or trusts for the benefit of those family members, (iv) certain transfers by First Plaza to a third party that comply with certain rights of first refusal of the Group and MSLEF II set forth in the Stockholders Agreement, (v) certain transfers by MSLEF II to an Investment Entity or, in the event of certain defaults under the amended and restated management services agreement between S&H and Holdings, to a third party, that comply with certain rights of first refusal of the Group set forth in the Stockholders Agreement, (vi) certain transfers by either member of the Group to a third party that comply with certain rights of first refusal of the other member of the Group and MSLEF II set forth in the Stockholders Agreement, and (vii) in the case of


MSLEF II, a distribution of all or substantially all of the shares of Holdings' common stock then owned by MSLEF II to the partners of MSLEF II (a "MSLEF Distribution"). Notwithstanding the foregoing, MSLEF II may pledge its shares of Holdings' common stock to a lender or lenders reasonably acceptable to Holdings to secure a loan or loans to MSLEF II. In the event of any proposed foreclosure of such pledge, such shares will be subject to certain rights of first refusal of the Group set forth in the Stockholders Agreement.

     The Stockholders Agreement provides that until December 21, 1998, for so long as MSLEF II and its affiliates (excluding the limited partners of MSLEF II who may acquire shares of Holdings' common stock from MSLEF II in a MSLEF Distribution) shall hold at least one-half of the number of shares of Holdings' common stock held by MSLEF II on December 21, 1993 (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings), the parties and their Restricted Voting Transferees (as defined in the Stockholders Agreement) shall use their best efforts (including to vote any shares of Holdings' common stock owned or controlled by such person or otherwise) to cause the nomination and election of two (2) members of the Board of Directors of Holdings to be chosen by MSLEF II; provided, however, that each such nominee shall be (i) either an employee of Morgan Stanley whose primary responsibility is managing investments for MSLEF II (or a successor or related partnership) or (ii) a person reasonably acceptable to the Group not engaged in (as a director, officer, employee, agent or consultant or as a holder of more than five percent of the equity securities
of) a business competitive with that of Holdings.

     In addition, until December 21, 1998, for so long as the Group shall hold at least one-half of the number of shares of Holdings' common stock held by it in the aggregate on December 21, 1993 (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings), the parties and their Restricted Voting Transferees shall use their best efforts (including to vote any shares of Holdings' common stock owned or controlled by such person or otherwise) to cause the nomination and election of two (2) individuals nominated by the "holders of a majority of the shares of [c]ommon [s]tock held by the Group" (as such phrase is defined in the Stockholders Agreement) as members of the Board of Directors of Holdings; provided, however, that at least one (1) of such nominees shall be Silver or Horrigan and the other person, if not Silver or Horrigan, shall be a person reasonably acceptable to MSLEF II, so long as MSLEF II and its affiliates (other than any affiliate which is not an Investment Entity and excluding the limited partners of MSLEF II who may acquire shares of Holdings' common stock from MSLEF II in a MSLEF distribution) shall hold at least one-half of the number of shares of Holdings' common stock held by MSLEF II at the Closing Date (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings).

     Subject to the terms of the preceding two paragraphs, for so long as the Group shall hold at least one-half of the number of shares of Holdings' common stock held by it in the aggregate at the Closing Date (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings), First Plaza and its Restricted Voting Transferees shall vote all shares of Holdings' common stock held by them in favor of any other directors standing for election to Holdings' Board of Directors for whom the holders of a majority of the shares of Holdings' common stock held by the Group shall direct First Plaza to vote.

     The Stockholders Agreement further provides that until December 21, 1998, MSLEF II and its Restricted Voting Transferees shall vote all shares of Holdings' common stock held by them against any unsolicited merger, or sale of Holdings' business or its assets, if such transaction is opposed by the holders of a majority of the shares of common stock held by the Group, unless as of the applicable record date for such vote, the Group holds less than ninety percent (90%) of the number of shares of Holdings' common stock held by it in the aggregate at the Closing Date (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings). Until December 21, 1998, First Plaza and its Restricted Voting Transferees shall vote all shares of common stock held by them against any unsolicited merger, or sale of Holdings' business or its assets, if such transaction is opposed by the holders of a majority of the shares of common stock held by the Group; provided, however, that First Plaza and its Restricted Voting Transferees shall not be required to vote their shares of Holdings' common stock in accordance with the foregoing if (i) in connection with such merger or sale,
(x) First Plaza and its Restricted Voting Transferees propose to sell or otherwise transfer all of their shares of Holdings' common stock to a third party for aggregate cash consideration of less than $10 million and (y) the Group and/or MSLEF II has not exercised their right of first refusal in respect of such sale or transfer by First Plaza or such right of first refusal in respect of the shares of Holdings' common stock held by First Plaza shall have terminated, or (ii) as of the applicable record date for such vote, the Group holds less than ninety percent (90%) of the number of shares of Holdings' common stock held by it in the aggregate at the Closing Date (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings).


Item 13.  Certain Relationships and Related Transactions.

Management Agreements

     Holdings, Silgan, Containers and Plastics each entered into an amended and restated management services agreement dated as of December 21, 1993 (collectively, the "Management Agreements") with S&H to replace in its entirety its existing management services agreement, as amended, with S&H. Pursuant to the Management Agreements, S&H provides Holdings, Silgan, Containers and Plastics and their respective subsidiaries with general management and administrative services (the "Services"). The Management Agreements provide for payments to S&H (i) on a monthly basis, of $5,000 plus an amount equal to 2.475% of consolidated earnings before depreciation, interest and taxes of Holdings and its subsidiaries ("Holdings EBDIT"), for such calendar month until Holdings EBDIT for the calendar year shall have reached an amount set forth in the Management Agreements for such calendar year (the "Scheduled Amount") and 1.65% of Holdings EBDIT for such calendar month to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than an amount (the "Maximum Amount") set forth in the Management Agreements (the "Monthly Management Fee") and (ii) on a quarterly basis, of an amount equal to 2.475% of Holdings EBDIT for such calendar quarter until Holdings EBDIT for the calendar year shall have reached the Scheduled Amount and 1.65% of Holdings EBDIT for such calendar quarter to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than the Maximum Amount (the "Quarterly Management Fee"). The Scheduled Amount was $65.5 million for the calendar year 1993 and increases by $6.0 million for each year thereafter. The Maximum Amount is $90.197 million for the calendar year 1994, $95.758 million for the calendar year 1995, $98.101 million for the calendar year 1996, $100.504 million for the calendar year 1997, $102.964 million for the calendar year 1998 and $105.488 million for the calendar year 1999. The Management Agreements provide that upon receipt by Silgan of a notice from Bankers Trust that certain events of default under the Credit Agreement have occurred, the Quarterly Management Fee shall continue to accrue, but shall not be paid to S&H until the fulfillment of certain conditions, as set forth in the Management Agreements.

     The Management Agreements continue in effect until the earliest of: (i) the completion of an IPO; (ii) June 30, 1999; (iii) at the option of each of the respective companies, the failure or refusal of S&H to perform its obligations under the Management Agreements, if such failure continues unremedied for more than 60 days after written notice of its existence shall have been given; (iv) at the option of MSLEF II (a) if S&H or Holdings is declared insolvent or bankrupt or a voluntary bankruptcy petition is filed by either of them, (b) upon the occurrence of any of the following events with respect to S&H or Holdings if not cured, dismissed or stayed within 45 days: the filing of an involuntary petition in bankruptcy, the appointment of a trustee or receiver or the institution of a proceeding seeking a reorganization, arrangement, liquidation or dissolution, (c) if S&H or Holdings voluntarily seeks a reorganization or arrangement or makes an assignment for the benefit of creditors or (d) upon the death or permanent disability of both of Messrs. Silver and Horrigan; and (v) the occurrence of a Change of Control (as defined in the Restated Certificate of Incorporation of Holdings and as described under "Description of Holdings Common Stock" above).

     In addition to the management fees described above, the Management Agreements provide for the payment to S&H on the closing date of the IPO of an amount, if any (the "Additional Amount") equal to the sum of the present values, calculated for each year or portion thereof, of (i) the amount of the annual management fee for such year or portion thereof that otherwise would have been payable to S&H for each such year or portion thereof for the period beginning as of the time of the IPO and ending on June 30, 1999 (the "Remaining Term") pursuant to the provisions described in the preceding paragraph but for the occurrence of the IPO, minus (ii) the amount payable to S&H for the Remaining Term at the rate of $2.0 million per year. The Management Agreements further provide that the amounts described in clause
(i) of the first sentence of this paragraph will be calculated based upon S&H's good faith projections of Holdings EBDIT for each such year (or portion thereof) during the Remaining Term (the "Estimated Fees"), which projections shall be made on a basis consistent with S&H's past projections. The difference between the amount of Estimated Fees for any particular year and $2 million shall be discounted to present value at the time of the IPO using a discount rate of eight percent (8%) per annum, compounded annually.

     Additionally, the Management Agreements provide that Holdings, Silgan, Containers, Plastics and their respective subsidiaries shall reimburse S&H, on a monthly basis, for all out-of-pocket expenses paid by S&H in providing the Services, including fees and expenses to consultants, subcontractors and other third parties, in connection with such Services. All fees and expenses paid to S&H under each of the Management Agreements are credited against amounts paid to S&H under the other Management Agreements. Under the terms of the Management Agreements, Holdings, Silgan, Containers and Plastics have agreed, subject to certain exceptions, to indemnify S&H and its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any losses, damages, costs and expenses they may sustain arising in connection with the Management Agreements.

     The Management Agreements also provide that S&H may select a consultant, subcontractor or agent to provide the Services. S&H has retained Morgan Stanley to render financial advisory services to S&H. In connection with such retention, S&H has agreed to pay Morgan Stanley a fee equal to 9.1% of the fees paid to S&H under the Management Agreements.

     The Credit Agreement does not permit the payment of fees under the Management Agreements above amounts provided for therein.

     For the years ended December 31, 1993, 1992 and 1991, pursuant to the arrangements described above, S&H earned aggregate fees, including reimbursable expenses and fees payable to Morgan Stanley, of $4.4 million, $4.2 million and $4.0 million, respectively, from the Company, Holdings, Containers, Plastics, SPHI and Silgan PET and during 1993, 1992 and 1991, Morgan Stanley earned fees of $337,000, $324,000 and $306,000, respectively.

Other



     In connection with the 1989 Mergers, subject to the provisions of Delaware law, the Company agreed to indemnify each director, officer, employee, fiduciary and agent of the Company, Containers, Plastics and its subsidiaries and their respective affiliates against costs, expenses, judgments, fines, losses, claims, damages and settlements (except for any settlement effected without the Company's written consent) in connection with any claims, actions, suits, proceedings or investigations arising out of or related to the 1989 Mergers or their financing, including certain liabilities arising under the federal securities laws.

     Simultaneously with the consummation of the 1989 Mergers, a tax allocation agreement was entered into by Holdings, the Company, Plastics and Containers that permits the Company and its subsidiaries to use the tax benefits provided by the debt of Holdings and permits funds to be provided to Holdings from the Company and its subsidiaries in an amount equal to the federal and state tax liabilities of Holdings, as the parent of the consolidated group consisting of Holdings, the Company and its Subsidiaries. Such tax allocation agreement has been amended and restated from time to time to include new members of the consolidated group.

     In connection with the Amended and Restated Credit Agreement under the Refinancing, the lenders thereunder (including Bankers Trust) received certain fees amounting to $1.4 million. In connection with the Refinancing, Morgan Stanley received as compensation for its services as underwriter for the Notes Offering and Holdings Debentures Offering and as initial purchaser of the Secured Notes an aggregate of $11.5 million.

     In connection with the Credit Agreement entered into in December 1993, the Banks (including Bankers Trust) received certain fees amounting to $8.1 million.

     G. William Sisley, Secretary of the Company and Holdings, is a partner in the law firm of Winthrop, Stimson, Putnam & Roberts. Winthrop, Stimson, Putnam & Roberts provides legal services to Holdings, the Company and the Company's subsidiaries.



                                   PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)

Financial Statements:

SILGAN CORPORATION:

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . .    F-1

Consolidated Balance Sheets at December 31, 1993 and 1992 . . . . . . . .  F-2

Consolidated Statements of Operations for the years ended December 31,
       1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Common Stockholder's Equity for the years ended
       December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Cash Flows for the years ended
       December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . .  F-5

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .  F-7

Schedules:

SILGAN CORPORATION:


 III.  Condensed Financial Information of Silgan Corporation:
        Condensed Balance Sheets at December 31, 1993 and 1992  . . . .   F-28
        Condensed Statements of Operations for the years ended December
        31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . .   F-29
        Condensed Statements of Cash Flows for the years ended December
        31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . .   F-30

  V.   Schedules of Property, Plant and Equipment for the years ended
        December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . .   F-31

 VI. Schedules of Accumulated Depreciation and Amortization of Property, Plant and Equipment for the years ended December 31, 1993, 1992
        and 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-32

VIII.  Schedules of Valuation and Qualifying Accounts for the years ended
        December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . .   F-33

All other financial statements and schedules not listed have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


Exhibits:

Exhibit
Number                        Description
- --------                      -----------

 *3.1     Restated Certificate of Incorporation of the Company, as amended.

  3.2 By-laws of the Company (incorporated by reference to Exhibit 3(ii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  3.3 Restated Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  3.4 By-laws of Holdings (incorporated by reference to Exhibit 3.4 filed with the Company's Registration Statement on Form S-1, dated May 1, 1989, Registration Statement No. 33-28409).

  4.1 Indenture dated as of June 29, 1992, between the Company and Shawmut Bank, N.A., as Trustee, with respect to the Notes (incorporated by reference to Exhibit 1 filed with the Company's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

  4.2 Secured Notes Purchase Agreement dated as of June 29, 1992, between the Company and Morgan Stanley (incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

  4.3 Indenture, dated as of June 29, 1992, between Holdings and The Connecticut National Bank, as trustee, with respect to the Discount Debentures (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-47632).

  4.4 Form of the Company's 11-3/4% Senior Subordinated Notes due 2002 (incorporated by reference to Exhibit 4.5 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

  4.5     Form of Holdings' 13-1/4% Senior Discount Debentures due 2002


          (incorporated by reference to Exhibit 4.4 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

  4.6 Registration Rights Agreement, dated August 31, 1987, among the Company and each of the Purchasers who are signatory thereto with respect to the Company's Class B Common Stock (incorporated by reference to Exhibit 10(ii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  10.1 Agreement for Purchase and Sale of Assets, dated as of June 18, 1987, between Carnation Company and Canaco Corporation (Containers) (incorporated by reference to Exhibit 2(i) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  10.2 First Amendment to Agreement for Purchase and Sale of Assets, dated as of June 15, 1987, between Carnation Company and Canaco Corporation (Containers) (incorporated by reference to Exhibit 2(ii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  10.3 Second Amendment to Agreement for Purchase and Sale of Assets, dated as of August 31, 1987, between Carnation Company and Canaco Corporation (Containers) (incorporated by reference to Exhibit 2(iii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  10.4 Asset Purchase Agreement, dated as of July 29, 1987, between Plastico Corporation (Plastics) and Monsanto Company (incorporated by reference to Exhibit 2(iv) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  10.5 First Amendment to the Asset Purchase Agreement, dated as of July 29, 1987, between Plastico Corporation (Plastics) and Monsanto Company (incorporated by reference to Exhibit 2(v) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  10.6 Agreement for Purchase and Sale of Assets, dated as of September 27, 1988, between Carnation Company and Containers (incorporated by reference to Exhibit 1 filed with the Company's Current Report on Form 8-K, dated October 17, 1988).

  10.7 Agreement for Purchase and Sale of Cartons, effective October 1, 1988, between Containers and Carnation Company (incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K, dated October 17, 1988).

  10.8 Agreement for Sale and Purchase of Containers, dated as of December 3, 1988, between Containers and Dial (incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K, dated December 19, 1988).

  10.9 Asset Purchase Agreement, dated as of November 7, 1988, between Containers and Dial (incorporated by reference to Exhibit 1 filed with the Company's Current Report on Form 8-K, dated December 19,
          1988).

  10.10 Amended and Restated Stock Purchase Agreement, dated as of January 1, 1989, among Aim, certain shareholders of Aim, and the Company (incorporated by reference to Exhibit 1 filed with the Company's Current Report on Form 8-K, dated March 15, 1989).



  10.11 Assignment and Assumption, dated as of March 1, 1989, between the Company and InnoPak Plastics Corporation (Plastics) (incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K, dated March 15, 1989).

  10.12 Agreement for Purchase and Sale of Assets between Fortune and InnoPak Plastics Corporation (Plastics) dated as of March 1, 1989 (incorporated by reference to Exhibit 1 filed with the Company's Current Report on Form 8-K, dated April 14, 1989).

  10.13 Amendment to Agreement for Purchase and Sale of Assets, dated as of March 30, 1989, between Fortune and InnoPak Plastics Corporation (Plastics) (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated April 14, 1989).

  10.14 Assignment and Assumption Agreement, dated as of March 31, 1989, between InnoPak Plastics Corporation (Plastics) and Fortune Acquisition Corporation (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, dated April 14, 1989).

  10.15 Agreement for Purchase and Sale of Shares between and among InnoPak Plastics Corporation (Plastics), Gordon Malloch and Jurgen Arnemann and Express, dated as of March 1, 1989 (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K, dated April 14, 1989).

  10.16 Amendment to Agreement for Purchase and Sale of Shares, dated as of March 31 , 1989, among InnoPak Plastics Corporation (Plastics), Express, Gordon Malloch and Jurgen Arnemann (incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K, dated April 14, 1989).

  10.17 Assignment and Assumption Agreement dated as of March 31, 1989, between InnoPak Plastics Corporation (Plastics) and 827598 Ontario Inc. (incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K, dated April 14, 1989).

  10.18 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vi) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  10.19 Amended and Restated Employment Agreement, dated as of June 18, 1987, between Gerald Wojdon and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  10.20 Employment Agreement, dated as of September 1, 1989, between the Company, InnoPak Plastics Corporation (Plastics), Russell F. Gervais and Aim (incorporated by reference to Exhibit 5 filed with the Company's Report on Form 8-K, dated March 15, 1989).

  10.21 Supply Agreement for Gridley, California effective August 31, 1987 (incorporated by reference to Exhibit 10(ix) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.22 Amendment to Supply Agreement for Gridley, California, dated July 1, 1990 (incorporated by reference to Exhibit 10.27 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the


          Commission).

  10.23 Supply Agreement for Gustine, California effective August 31, 1987 (incorporated by reference to Exhibit 10(x) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.24 Amendment to Supply Agreement for Gustine, California, dated March 1, 1990 (incorporated by reference to Exhibit 10.29 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.25 Supply Agreement for Hanford, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xi) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.26 Amendment to Supply Agreement for Hanford, California, dated July 1, 1990 (incorporated by reference to Exhibit 10.31 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.27 Supply Agreement for Riverbank, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.28 Supply Agreement for Woodland, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xiii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.29 Amendment to Supply Agreement for Woodland, California, dated July 1, 1990 (incorporated by reference to Exhibit 10.34 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.30 Supply Agreement for Morton, Illinois, effective August 31, 1987 (incorporated by reference to Exhibit 10(vii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.31 Amendment to Supply Agreement for Morton, Illinois, dated July 1, 1990 (incorporated by reference to Exhibit 10.36 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.32   Supply Agreement for Ft. Dodge, Iowa, effective August 31, 1987


          (incorporated by reference to Exhibit 10(xiv) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.33 Amendment to Supply Agreement for Ft. Dodge, Iowa, dated March 1, 1990 (incorporated by reference to Exhibit 10.38 filed with the Company's Registration statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.34 Supply Agreement for Maysville, Kentucky, effective August 31, 1987 (incorporated by reference to Exhibit 10(xvi) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.35 Amendment to Supply Agreement for Maysville, Kentucky, dated March 1, 1990 (incorporated by reference to Exhibit 10.40 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.36 Supply Agreement for St. Joseph, Missouri, effective August 31, 1987 (incorporated by reference to Exhibit 10(xvii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.37 Amendment to Supply Agreement for St. Joseph, Missouri, dated March 1, 1990 (incorporated by reference to Exhibit 10.42 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.38 Supply Agreement for Trenton, Missouri, effective August 31, 1987 (incorporated by reference to Exhibit 10(xviii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.39 Amendment to Supply Agreement for Trenton, Missouri, dated March 1, 1990 (incorporated by reference to Exhibit 10.44 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.40 Supply Agreement for South Dayton, New York, effective August 31, 1987 (incorporated by reference to Exhibit 10(xix) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.41 Amendment to Supply Agreement for South Dayton, New York, dated March 1, 1990 (incorporated by reference to Exhibit 10.46 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this


          Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.42 Supply Agreement for Statesville, North Carolina, effective August 31, 1987 (incorporated by reference to Exhibit 10(xx) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.43 Supply Agreement for Hillsboro, Oregon, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxi) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.44 Amendment to Supply Agreement for Hillsboro, Oregon, dated March 1, 1990 (incorporated by reference to Exhibit 10.49 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.45 Supply Agreement for Moses Lake, Washington, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.46 Amendment to Supply Agreement for Moses Lake, Washington, dated March 1, 1990 (incorporated by reference to Exhibit 10.51 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.47 Supply Agreement for Jefferson, Wisconsin, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxiii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.48 Amendment to Supply Agreement for Jefferson, Wisconsin, dated March 1, 1990 (incorporated by reference to Exhibit 10.53 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.49 Supply Agreement for Seaboard, effective October 1, 1988 (incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K, dated October 17, 1988).

  10.50 Supply Agreement for Fort Madison, dated as of December 3, 1988 (incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K, dated December 19, 1988).

  10.51 Amendment to Supply Agreements dated November 17, 1989 for Ft. Dodge, Iowa; Hillsboro, Oregon; Jefferson, Wisconsin; St. Joseph, Missouri; and Trenton, Missouri (incorporated by reference to Exhibit 10.49 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.52 Raw Materials Agreement, dated as of November 12, 1986, by and between Carnation and Alcoa (incorporated by reference to Exhibit 10(xxxix) filed with the Company's Registration Statement on Form S-1, dated September 14, 1988, Registration Statement No. 33-18719).

  10.53 Assignment of Raw Materials Agreement, dated as of August 31, 1987, by and between Carnation and Alcoa (incorporated by reference to Exhibit 10(xi) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.54 Amendment to Raw Materials Agreement, dated February 21, 1990, by and between Containers and Alcoa (incorporated by reference to Exhibit 10.52 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.55 InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

  10.56 InnoPak Plastics Corporation (Plastics) Compensation Investment Plan for Salaried Employees (incorporated by reference to Exhibit
          (xli) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.57 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

  10.58 Non-Competition Agreement, dated as of January 1, 1989, among the Company, Aim, and certain shareholders of Aim (incorporated by reference to Exhibit 4 filed with the Company's Current Report on Form 8-K, dated March 15, 1989).

  10.59 Sharonville Conversion Agreement, dated as of August 31, 1987, between Monsanto and InnoPak Plastics Corporation (Plastics) (incorporated by reference to Exhibit 10(xxix) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.60 Consent, dated August 11, 1987, by Yoshino Kogyosno Co., Ltd. to the Sharonville Conversion Agreement (incorporated by reference to Exhibit 10(xxx) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.61 Lease, dated as of August 31, 1987, between Monsanto and InnoPak Plastics Corporation (Plastics), concerning the land and plant in Anaheim, California (incorporated by reference to Exhibit 10(xxxi) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.62 Assignment and Assumption Agreement, dated as of August 31, 1987, between Monsanto and Innopak Plastics Corporation (Plastics), with respect to certain premises known as the Westport Plant located in Westport, Missouri (incorporated by reference to Exhibit 10(xxxii)


          filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.63 Amendment to Lease, dated August 31, 1987, between Houston/St. Louis Properties (Successor) and InnoPak Plastics Corporation (Plastics), with respect to property located in Westport, Missouri (incorporated by reference to Exhibit 10(xxxiii) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.64 Assignment and Assumption Agreement, dated as of August 31, 1987, between Monsanto and InnoPak Plastics Corporation (Plastics), with respect to certain premises at 2469 Schuetz Road, Westport, Missouri (incorporated by reference to Exhibit 10(xxxiv) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.65 Assignment and Assumption Agreement, dated as of August 31, 1987, between Monsanto and InnoPak Plastics Corporation (Plastics), with respect to certain premises at 2451 Schuetz Road, Westport, Missouri (incorporated by reference to Exhibit 10(xxxv) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.66 Landlord Estoppel Certificates dated August 17, 1987, with respect to real property lease located in Westport, Missouri (incorporated by reference to Exhibit 10(xxxvi) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.67 Landlord Estoppel Certificates dated August 25, 1987, with respect to real property lease covering certain premises at 2451 Schuetz Road, Westport, Missouri (incorporated by reference to Exhibit 10(xxxvii) filed with the Company's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

  10.68 Express Guaranty dated as of March 31, 1989 (incorporated by reference to Exhibit 10.66 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

  10.69 Express Security Agreement dated as of March 31, 1989 (incorporated by reference to Exhibit 10.67 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

  10.70 Canadian Holdco Guaranty dated as of March 31, 1989 (incorporated by reference to Exhibit 10.68 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

  10.71 Canadian Holdco Pledge Agreement dated as of March 31, 1989 (incorporated by reference to Exhibit 10.69 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

  10.72 Canadian Acquisition Co. Guaranty dated as of March 31, 1989 (incorporated by reference to Exhibit 10.70 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

  10.73 Canadian Acquisition Co. Pledge Agreement dated as of March 31, 1989 (incorporated by reference to Exhibit 10.71 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration


          No. 33-28409).

  10.74 Agreement and Plan of Merger, dated as of April 28, 1989, among Holdings, Acquisition and the Company (incorporated by reference to Exhibit 2.6 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

  10.75 Lease between Containers and Riverbank Venture dated May 1, 1990 (incorporated by reference to Exhibit 10.99 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

  10.76 Loan Agreement between The Iowa Department of Economic Development, City of Iowa City and Iowa City Can Manufacturing Company, dated November 17, 1988 (incorporated by reference to Exhibit 10.100 filed with the Company's Annual Report on Form 10-K for the year ended December 31,1989, Commission File No. 33-18719).

  10.77 Promissory Note and Promissory Note Agreement dated November 17, 1988 from Iowa City Can Manufacturing Company to the City of Iowa City (incorporated by reference to Exhibit 10.101 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

  10.78 Mortgage between City of Iowa City, Iowa City Can Manufacturing Company and Michael Development dated January 5, 1990 (incorporated by reference to Exhibit 10.102 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

  10.79 Containers Master Equipment Lease with Decimus Corporation, dated as of October 11, 1989 (incorporated by reference to Exhibit 10.103 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

  10.80 Underwriting Agreement dated June 22, 1989 between Holdings and Morgan Stanley (incorporated by reference to Exhibit 1 filed with Amendment No. 4 to Holdings' Registration Statement on Form S-1, dated June 23, 1989, Registration Statement No. 33-28409).

  10.81 Amended and Restated Tax Allocation Agreement by and among Holdings, the Company, Containers, InnoPak Plastics Corporation (Plastics), Aim, Fortune, SPHI and Silgan PET dated as of July 13, 1990 (incorporated by reference to Exhibit 10.107 filed with Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-1, dated August 20, 1990, Registration Statement No. 33-18719).

  10.82   Sublease Agreement between Amoco and PET Acquisition Corp. (Silgan
          PET) dated July 24, 1989 (incorporated by reference to Exhibit
          10.111 filed with Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-1, dated August 20, 1990, Registration Statement No. 33-18719).

  10.83 Lease Agreement between the Trustees of Cabot 95 Trust and Amoco Plastic Products Company dated August 16, 1978 (incorporated by reference to Exhibit 10.112 filed with Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-1, dated August 20, 1990, Registration Statement No. 33-18719).

  10.84 Contribution Agreement by and among Messrs. Silver, Horrigan, Rankin and Rodriguez, MSLEF II and BTNY dated as of July 13, 1990 (incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K, dated July 1990).

  10.85   Asset Purchase Agreement, dated as of November 1, 1991 by and among


          Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 1 filed with the Company's Current Report on Form 8-K, dated December 2,1991).

  10.86 Inventory and Equipment Purchase Agreement, dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 2 filed with the Company's Current Report on Form 8-K, dated December 2, 1991).

  10.87 Letter Agreement, dated November 15, 1991, amending the Asset Purchase Agreement dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, dated December 2, 1991).

  10.88 Letter Agreement, dated November 15, 1991, amending the Inventory and Equipment Purchase Agreement dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 4 filed with the Company's Current Report on Form 8-K, dated December 2,1991).

  10.89 Letter Agreement, dated November 31, 1991, amending the Inventory and Equipment Purchase Agreement dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 5 filed with the Company's Current Report on Form 8-K, dated December 2, 1991).

  10.90 Containers Deferred Incentive Savings Plan (incorporated by reference to Exhibit 10.144 filed with the Company's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499).

  10.91 Amended and Restated Credit Agreement dated as of June 18, 1992, among the Company, Containers, Plastics, various banks and Bankers Trust, as Agent (incorporated by reference to Exhibit 4 filed with the Company's Current Report on Form 8-K dated, July 15, 1992, Commission File No. 33-46499).

  10.92 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by the Company (incorporated by reference to Exhibit 5 filed with the Company's Current Report on Form 8-K dated, July 15, 1992, Commission File No. 33-46499).

  10.93 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Containers and Plastics (incorporated by reference to Exhibit 6 filed with the Company's Current Report on Form 8-K dated, July 15, 1992, Commission File No. 33-46499).

  10.94 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Holdings (incorporated by reference to Exhibit 7 filed with the Company's Current Report on Form 8-K dated, July 15, 1992, Commission File No. 33-46499).

  10.95 Amended and Restated Security Agreement dated as of June 18, 1992, among Plastics, Containers and Bankers Trust (incorporated by reference to Exhibit 8 filed with the Company's Current Report on Form 8-K dated, July 15, 1992, Commission File No. 33-46499).

  10.96 Amended and Restated Holdings Guaranty dated as of June 18, 1992 (incorporated by reference to Exhibit 9 filed with the Company's Current Report on Form 8-K dated, July 15, 1992, Commission File No. 33-46499).

  10.97 Borrowers Guaranty, dated as of June 18, 1992, made by the Company, Containers and Plastics (incorporated by reference to Exhibit 10 filed with the Company's Current Report on Form 8-K dated, July 15,


          1992, Commission File No. 33-46499).

  10.98 Subsidiaries Guarantee, dated as of June 29, 1992, of Containers and Plastics (incorporated by reference to Exhibit 11 filed with the Company's Current Report on Form 8-K dated, July 15, 1992, Commission File No. 33-46499).

  10.99 Underwriting Agreement, dated June 22, 1992, between the Company and Morgan Stanley with respect to the 11-3/4% Notes (incorporated by reference to Exhibit 3 filed with the Company's Current Report on Form 8-K dated, July 15, 1992, Commission File No. 33-46499).

  10.100  Containers Amended and Restated 1989 Stock Option Plan
          (incorporated by reference to Exhibit 10.119 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

  10.101 Form of Containers Nonstatutory Restricted Stock Option and Stock Appreciation Right Agreement (incorporated by reference to Exhibit
          10.120 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

  10.102 Plastics Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.121 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

  10.103 Form of Plastics Nonstatutory Restricted Stock Option and Stock Appreciation Right Agreement (incorporated by reference to Exhibit
          10.122 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

  10.104 Holdings Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.123 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

  10.105  Holdings Nonstatutory Restricted Stock Option and Stock
          Appreciation Right Agreement (incorporated by reference to Exhibit
          10.124 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

  10.106 Purchase Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

  10.107 Amendment to Purchase Agreement, dated as of December 10, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

  10.108 Amended and Restated Organization Agreement, dated as of December 21, 1993, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY, First Plaza and Holdings (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  10.109 Stockholders Agreement, dated as of December 21, 1993, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY, First Plaza and Holdings (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  10.110 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Holdings (incorporated by reference to Exhibit 4 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  10.111 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Silgan (incorporated by reference to Exhibit 5 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  10.112 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Containers (incorporated by reference to Exhibit 6 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  10.113 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Plastics (incorporated by reference to Exhibit 7 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  10.114 Stock Purchase Agreement, dated as of December 21, 1993, between Holdings and First Plaza (incorporated by reference to Exhibit 8 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  10.115 Credit Agreement, dated as of December 21, 1993, among Silgan, Containers, Plastics, the lenders from time to time party thereto, Bank of America, as co-agent, and Bankers Trust, as agent (incorporated by reference to Exhibit 9 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  10.116 Amended and Restated Holdings Guaranty, dated as of December 21, 1993, made by Holdings (incorporated by reference to Exhibit 10 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  10.117 Amended and Restated Borrowers Guaranty, dated as of December 21, 1993, made by Silgan, Containers, Plastics and California-Washington Can Corporation (incorporated by reference to Exhibit 11 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  *10.118 Supply Agreement, dated as of September 3, 1993, between Containers and Del Monte. (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

  *10.119 Amendment to Supply Agreement, dated as of December 21, 1993, between Containers and Del Monte. (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

  *22     Subsidiaries of the Registrant.

(b)  Reports on Form 8-K:

        None.
_________________________

*Filed herewith



                                  SIGNATURES



        Pursuant to the requirements of Section 13 of the Securities Exchange







Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SILGAN CORPORATION



Date:  March 29, 1994             By /s/ R. Philip Silver
                                     ----------------------------
                                     R. Philip Silver
                                     Chairman of the Board and
                                       Co-Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                                    Title                  Date
- ---------                                    -----                  ----


                                   Chairman of the Board and
                                  Co-Chief Executive Officer
/s/ R. Philip Silver            (Principal Executive Officer)  March 29, 1994
- ------------------------------
(R. Philip Silver)

/s/ D. Greg Horrigan             President, Co-Chief Executive March 29, 1994
- ------------------------------       Officer and Director
(D. Greg Horrigan)

                                   Vice President, Assistant
/s/ James S. Hoch                   Secretary and Director     March 29, 1994
- ------------------------------
(James S. Hoch)

                                   Vice President, Assistant
/s/ Robert H. Niehaus               Secretary and Director     March 29, 1994
- ------------------------------
(Robert H. Niehaus)

                                Executive Vice President, Chief
                                Financial Officer and Treasurer
/s/ Harley Rankin, Jr.           (Principal Financial Officer) March 29, 1994
- ------------------------------
(Harley Rankin, Jr.)

                                Vice President, Controller and
                                      Assistant Treasurer
/s/ Harold J. Rodriguez, Jr.    (Principal Accounting Officer) March 29, 1994
- ------------------------------
(Harold J. Rodriguez, Jr.)









REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Silgan Corporation



    We have audited the accompanying consolidated balance sheets of Silgan Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, in 1993, the Company changed its method of accounting for postretirement benefits other than pensions, income taxes and postemployment benefits.



                                                    Ernst & Young


Stamford, CT
March 10, 1994

                            SILGAN CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                        December 31, 1993 and 1992
                          (Dollars in thousands)
ASSETS                                                  1993      1992
Current assets:
  Cash and cash equivalents                           $   205  $  2,672
  Accounts receivable, less allowances for
   doubtful accounts of $1,084 and $1,643 for
   1993 and 1992, respectively                         44,409    44,557
  Inventories                                         108,653    75,007
  Prepaid expenses and other current assets             3,562     3,354
     Total current assets                             156,829   125,590

Property, plant and equipment, at cost                432,859   340,304
Less accumulated depreciation and amortization       (142,464) (116,425)
  Net property, plant and equipment                   290,395   223,879

Other assets                                           44,840    32,685
                                                     $492,064  $382,154
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Working capital loans                              $  2,200  $ 40,400
  Current portion of term loans                        20,000    20,899
  Trade accounts payable                               31,913    27,956
  Accrued payroll and related costs                    20,523    19,242
  Accrued interest payable                                783     1,067
  Accrued expenses and other current liabilities       11,094     6,217
      Total current liabilities                        86,513   115,781

Term loans                                            120,000    21,681
Senior secured notes                                   50,000    50,000
11 3/4% Senior subordinated notes                     135,000   135,000
Deferred income taxes                                  13,017    11,970
Other long-term liabilities                            34,731    14,947

Common stockholder's equity:
  Common stock $0.01 par value:
   Class A:  1,000 shares authorized, 1 share
    issued and outstanding                                -         -
   Class B:  1,000 shares authorized, 1 share
    issued and outstanding                                -         -
   Class C:  1,000 authorized, none outstanding           -         -
  Additional paid-in capital (Note 8)                  64,135    41,560
  Retained earnings (deficit)                         (11,332)   (8,785)
     Total common stockholder's equity                 52,803    32,775
                                                     $492,064  $382,154
                         See accompanying notes.

                            SILGAN CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)

                                             1993      1992       1991

Net sales                                  $645,468  $630,039  $678,211

Cost of goods sold                          571,174   554,972   605,185

  Gross profit                               74,294    75,067    73,026

Selling, general and
  administrative expenses                    31,786    32,249    33,619

  Income from operations                     42,508    42,818    39,407

Interest expense and other
  related financing costs                    27,928    26,916    28,981

Other (income) expense                           35        25      (396)

  Income before income taxes                 14,545    15,877    10,822

Income tax provision (Note 9)                 6,300     2,200     1,500

   Income before extraordinary
     charges and cumulative effects of
     changes in accounting principles         8,245    13,677     9,322

Extraordinary charges relating to early
   extinguishment of debt, net of taxes        (841)   (9,075)      -

Cumulative effect of changes in accounting
 principles, net of taxes (Notes 2, 9 & 15)  (9,951)      -         -

  Net income (loss)                          (2,547)    4,602     9,322

Preferred stock dividend requirements           -       2,745     3,889

  Net income (loss) applicable to
     common stockholder                    $ (2,547) $  1,857  $  5,433

                         See accompanying notes.

                            SILGAN CORPORATION
          CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
           For the years ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)
                                                                   Total
                                         Additional  Retained      common
                                 Common   paid-in    Earnings  stockholder's
                                 stock    capital    (deficit)     equity

Balance at December 31, 1990   $   -       $41,560    $  (351)     $41,209

Preferred stock dividend
 requirements of Silgan            -           -       (3,889)      (3,889)

Net income                         -           -        9,322        9,322

Balance at December 31, 1991       -        41,560      5,082       46,642

Preferred stock dividend
 requirements of Silgan            -           -       (2,745)      (2,745)

Net income                         -           -        4,602        4,602

Dividend to Parent                 -           -      (15,724)     (15,724)

Balance at December 31, 1992       -        41,560     (8,785)      32,775

Capital contribution
 by Parent                         -        15,000        -         15,000

Tax benefit realized
 from Parent                       -         7,575        -          7,575

Net loss                           -           -       (2,547)      (2,547)

Balance at December 31, 1993   $   -      $ 64,135  $ (11,332)    $ 52,803

                         See accompanying notes.

                            SILGAN CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)

                                               1993        1992      1991

Cash flows from operating activities:
  Net income (loss)                         $  (2,547)  $ 4,602   $ 9,322
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
     Depreciation                              31,607    29,538    30,019
     Amortization                               4,817     4,424     4,038
     Other items                                  342     1,215       324
     Contribution by Parent for federal
       income tax provision                     7,575       -         -
     Extraordinary charges relating
       to early extinguishment of debt          1,341     9,075       -
     Cumulative effect of changes in
       accounting principles                    6,276       -         -
     Changes in assets and liabilities,
       net of effect of acquisitions:
       (Increase) decrease in accounts
         receivable                               707    (8,705)   23,539
       (Increase) decrease in inventories      (4,316)    5,541     8,471
       Increase (decrease) in trade
        accounts payable                        3,757    (4,330)  (10,448)
       Other, net                              (1,228)   (7,000)   (3,931)
          Total adjustments                    50,878    29,758    52,012
     Net cash provided by operating
        activities                             48,331    34,360    61,334

Cash flows from investing activities:
  Acquisition of Del Monte Can
   Manufacturing Assets                       (73,865)      -         -
  Capital expenditures                        (42,480)  (23,447)  (21,834)
  Proceeds from sale of assets                    262       429    12,028
     Net cash used in investing activities   (116,083)  (23,018)   (9,806)



                       Continued on following page.

                            SILGAN CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           For the years ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)


                                              1993        1992       1991

Cash flows from financing activities:
  Borrowings under working capital loans      328,050   316,050   357,560
  Repayments under working capital loans     (366,250) (296,850) (372,960)
  Repayment of term loans                     (42,580)  (40,205)  (36,507)
  Proceeds from issuance of term loans        140,000       -         -
  Capital contribution by Parent               15,000       -         -
  Proceeds from issuance of senior
    secured notes                                 -      50,000       -
  Proceeds from issuance of
    11 3/4% senior subordinated notes             -     135,000       -
  Redemption of 14% senior
     subordinated notes                           -     (89,250)      -
  Redemption of preferred stock                   -     (31,508)      -
  Repayment of advance from Parent                -     (25,200)      -
  Dividend to Parent                              -     (15,724)      -
  Cash dividends paid on preferred stock          -      (1,137)      -
  Debt financing costs                         (8,935)  (10,250)      -
     Net cash provided (used) by financing
       activities                              65,285    (9,074)  (51,907)

Net increase (decrease) in cash and
   cash equivalents                            (2,467)    2,268      (379)

Cash and cash equivalents at
   beginning of year                            2,672       404       783

Cash and cash equivalents at
    end of year                              $    205  $  2,672  $    404


Supplementary data:
  Interest paid                              $ 25,733  $ 29,046  $ 27,503
  Income taxes paid, net of refunds               722     1,206       764
  Additional preferred stock issued
     in lieu of dividend                          -       2,130     3,817




                         See accompanying notes.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)


1.  Basis of Presentation

Silgan Corporation ("Silgan", together with its wholly owned subsidiaries, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), the "Company") is a wholly owned subsidiary of Silgan Holdings Inc. ("Holdings" or "Parent"). Holdings is a company controlled by Silgan management and Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), an affiliate of Morgan Stanley & Co. Incorporated ("MS & Co.").

The Company is engaged in the packaging business which includes the manufacture and sale of steel, aluminum and paperboard containers, mainly to processors and packagers of food products, and the design, manufacture and sale of various plastic containers, mainly for food, beverage, household, pharmaceutical and personal care products.


2.  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Assets and liabilities of the Company's foreign subsidiary are translated at rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of monthly exchange rates.

Accounts Receivable

Accounts receivable consist primarily of amounts due from domestic companies. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Finished goods, work-in-process and raw material inventories are principally accounted for by the last-in, first-out method (LIFO).

Property, plant and equipment

Property, plant and equipment are recorded at cost and are depreciated on the straight-line method over their estimated useful lives (ranging from 3 to 25 years). Maintenance and repair expenditures are charged to expense as incurred; major renewals and betterments are capitalized. The total amount of repairs and maintenance expense for the years ended December 31, 1993, 1992 and 1991 was $17,072, $14,962 and $16,507, respectively.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



2.  Summary of Significant Accounting Policies (continued)


Other Assets

Cost in excess of fair value of net assets acquired is amortized on a straight-line basis over a period not exceeding forty years. Covenants not to compete are being amortized over five years. Debt issuance costs are being amortized over the terms of the related debt agreements (3 to 10 years).

Cash flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase and investments in money market accounts to be cash equivalents.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Short and long-term debt: The carrying amounts of the Company's borrowings under its working capital loans and variable-rate borrowings approximate their fair value. The fair values of fixed-rate borrowings are based on quoted market prices.

Letters of Credit: Fair values of the Company's outstanding letters of credit are based on current contractual amounts outstanding.

Adoption of New Accounting Policies

Postretirement Benefits Other than Pensions: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Under SFAS No. 106, the Company is required to accrue the estimated cost of retiree health and other postretirement benefits during the years that covered employees render service. Prior to 1993, the Company recorded these benefits on the pay-as-you-go basis. As permitted by the Statement, prior years' financials have not been restated. See Note 15 - Postretirement Benefits Other than Pensions.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



2.  Summary of Significant Accounting Policies (continued)

Income Taxes: Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Company had previously reported under SFAS No. 96, "Accounting for Income Taxes". Under SFAS No. 96, the Company had recognized a federal income tax benefit from the tax losses of Holdings. Under SFAS No. 109, this benefit will be reflected as a contribution to additional paid-in capital instead of as a reduction of income tax expense. As permitted by the Statement, prior years' financial statements have not been restated. See Note 9 - Income Taxes.

Postemployment Benefits: During 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect as of January 1, 1993 of this accounting change was to decrease net income by $826 (after related income taxes of $450). There was no effect on income before income taxes as a result of this change in accounting principle.


3.  Acquisitions

On December 21, 1993, Containers acquired from Del Monte Corporation ("Del Monte") substantially all of the fixed assets and certain working capital of its container manufacturing business in the United States ("DM Can"). The purchase price, which is subject to post-closing adjustments, for the assets acquired and the assumption of certain specified liabilities, including related transaction costs, was $73,865. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's results from the acquisition date. The total purchase cost was allocated first to the tangible assets acquired and liabilities assumed based upon their respective fair values as determined from preliminary appraisals and valuations and the excess was allocated to cost over fair value of assets acquired. The aggregate purchase cost and its preliminary allocation to the assets and liabilities is as follows:


     Net working capital acquired                    $26,400
     Property, plant and equipment                    57,238
     Cost in excess of fair value of assets acquired   6,587
     Other liabilities assumed                       (16,360)
                                                     $73,865

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)




3.  Acquisitions (continued)

Set forth below is the Company's summary unaudited pro forma results of operations for the years ended December 31, 1993 and 1992. The unaudited pro forma results of operations for the year ended December 31, 1993 include the historical results of DM Can for the period ended December 21, 1993 and give effect to the pro forma adjustments. The unaudited pro forma results of operations for the year ended December 31, 1992 include the historical results of DM Can and the Company for the year ended December 31, 1992 and give effect to the pro forma adjustments.

The pro forma adjustments to the historical results of operations reflect the sales prices set forth in a supply agreement with Del Monte, the estimated effect of purchase accounting adjustments based upon preliminary appraisals and evaluations, the financing of the acquisition and certain other adjustments as if these events had occurred as of the beginning of the periods mentioned therein. The following unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the transactions in fact occurred on the dates indicated or to project the Company's results for any future period:

                                                   1993        1992

  Net sales                                     $818,614    $819,579
  Income from operations                          51,343      57,282
  Income before income taxes                      18,877      25,353
  Income before extraordinary charges
    and cumulative effect of accounting changes   10,844      22,301
  Net income                                          52      13,226


4.  Dispositions

In November 1991 the Company sold substantially all of the assets used in its PET carbonated beverage bottle business. Most of the sales proceeds of $12,000 were used to repay term loans. No gain or loss was recognized as a result of the disposition.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



5.  Refinancings

1993

Effective December 21, 1993, Silgan, Containers and Plastics entered into a credit agreement (the "Credit Agreement") with certain lenders (the
"Banks"), Bank of America, as Co-Agent, and Bankers Trust, as Agent, to refinance in full all amounts owing under the Amended and Restated Credit Agreement, dated as of August 31, 1987, and to finance the acquisition of DM Can by Containers. Under the Credit Agreement, the Banks loaned the Company $140,000 of term loans and $29,800 of working capital loans on the effective date. In addition, Holdings contributed $15,000 to the Company. The Company used these proceeds to repay $41,452 of term loans and $60,800 of working capital loans, to acquire DM Can and pay fees and expenses. As a result of the early extinguishment of debt, the Company incurred a charge of $841 (net of $500 of taxes). See Note 10 - Bank Credit Facility.

1992

Effective June 29, 1992, the Company and Holdings refinanced a significant portion of their indebtedness (the "Refinancing"). The Refinancing included a private placement by the Company of $50,000 principal amount of its Senior Secured Floating Rate Notes due June 30, 1997 (the "Secured Notes") and a public offering of $135,000 principal amount of the Company's 11 3/4% Senior Subordinated Notes due 2002 (the "11 3/4% Notes"). The proceeds from the new debt offerings, net of $10,250 of transaction fees and expenses, were used, in part, to redeem the Company's 14% Senior Subordinated Notes (the "14% Notes") and 15% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Preferred Stock (300,083 shares) was redeemed on August 16, 1992 at a redemption price of $105 per share plus accrued dividends. The 14% Notes ($85,000 aggregate principal amount) were redeemed on August 28, 1992 at a redemption price of 105% of the principal amount thereof plus accrued interest.

In conjunction with the Refinancing, the Amended and Restated Credit Agreement was amended to, among other things, permit the Refinancing and the Company repaid $30,000 of term loans thereunder. In addition, the Company repaid the $25,200 advance from Holdings and advanced $16,000 to Holdings. Upon completion of the redemption of the 14% Notes, the Company paid a $15,724 dividend to Holdings which Holdings, along with additional cash earned on its short term investments of proceeds received by it in connection with the Refinancing, used to retire the outstanding advance to the Company. Such payments to Holdings, along with the public offering by Holdings of its 13 1/4% Senior Discount Debentures due 2002 (the "Discount Debentures") for an aggregate amount of proceeds of $165,435, were used by Holdings to redeem its Senior Reset Debentures due 2004 (the "Holdings Reset Debentures") on July 29, 1992.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



5.  Refinancings (continued)

1992 (continued)


As a result of the Refinancing, unamortized deferred financing costs elating to the 14% Notes, the Preferred Stock and the repayment of term loans under the Amended and Restated Credit Agreement totaling $3,325 in the aggregate were written off in 1992 and, along with the redemption premiums of $5,750, are reflected as an extraordinary charge. Since the Company was reporting under SFAS No. 96, there was no tax effect on this charge due to the tax allocation arrangement with Holdings and Holdings' net operating loss position.

6.  Inventories

Inventories at December 31, 1993 and 1992 consist of the following:

                                          1993        1992

      Raw materials and supplies        $ 26,458    $ 17,623
      Work-in-process                     17,105      10,413
      Finished goods                      65,072      49,546
                                         108,635      77,582
      Adjustment to value inventory
        at cost on the LIFO method            18      (2,575)
                                        $108,653    $ 75,007

The amount of inventory recorded on the first-in first-out method at December 31, 1993 and 1992 was $2,178 and $2,189, respectively.

7.  Property, plant and equipment

Net property, plant and equipment at December 31, 1993 and 1992 consist of the following:
                                           1993        1992

    Land                                $  4,469    $  3,743
    Buildings and improvements            56,087      50,382
    Machinery and equipment              352,409     270,845
    Construction in progress              19,894      15,334
                                         432,859     340,304
    Less:  accumulated depreciation
             and amortization           (142,464)   (116,425)
                                        $290,395    $223,879

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



8.  Other Assets

Other assets at December 31, 1993 and 1992 consist of the following:


                                            1993       1992
    Cost in excess of fair value of
      assets acquired                   $ 26,671    $  20,178
    Debt issuance costs                   18,163       17,029
    Covenants not to compete               8,500        8,500
    Other                                  4,146        1,342
                                          57,480       47,049
    Less:  accumulated amortization      (12,640)     (14,364)
                                        $ 44,840    $  32,685


In 1993, upon the effectiveness of the Credit Agreement, the Company wrote off $841 of net debt issuance costs (net of tax) and capitalized $8,935 in new debt issuance costs. In 1992, as part of the Refinancing, the Company wrote off $3,325 of net debt issuance costs and capitalized $10,250 in new debt issuance costs. Amortization expense for the years ended December 31, 1993 and 1992 was $4,817 and $4,424, respectively.


9.  Income Taxes

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes. The Company had previously reported under SFAS No. 96, "Accounting for Income Taxes". Under SFAS No. 96, the Company had recognized a federal income tax benefit from the tax losses of Holdings. Under SFAS No. 109, this benefit will be reflected as a contribution to additional paid-in capital instead of a reduction of income tax expense. Accordingly, the Company recorded a cumulative charge to earnings and credit to paid-in capital of $6,000 for the difference in methods up to the date of adoption. As permitted by SFAS No. 109, the Company has elected not to restate prior years' financial statements.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)


9.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                                                1993
   Deferred tax liabilities:
     Tax over book depreciation                                $20,700
     Book over tax basis of assets acquired                     24,000
     Other                                                       6,392
       Total deferred tax liabilities                           51,092

   Deferred tax assets:
     Book reserves not yet deductible
       for tax purposes                                         20,700
     Net operating loss carryforwards                            7,800
     Benefit taken for Holdings' losses                          7,575
     Other                                                       2,000
       Total deferred tax assets                                38,075

   Net deferred tax liabilities                                $13,017

The Company files a consolidated Federal income tax return with Holdings. In accordance with the tax allocation agreement thereunder, the Company is obligated to reimburse Holdings for the use of Holdings losses only to the extent that Holdings has taxable income on a stand-alone basis. A liability has not been established to the extent of the use of Holdings' losses since the possibility of the ultimate payment for these benefits is considered remote. Accordingly, the use of Holdings' losses has been accounted for as a contribution of capital.

Also, in accordance with the tax allocation agreement, the Company is required to reimburse Holdings for its allocable share of Holdings' tax liability. In 1993, the Company's share of Holdings' federal tax liability, for alternative minimum tax, aggregated $300.

The income tax provision for 1993 reflects the adoption of SFAS No. 109 under which the Company provides for taxes as if it were a separate
taxpayer.    The  income  tax  provision  for  1992  and  1991  takes  into consideration certain matters covered under a tax allocation arrangement with Holdings, under which the Company obtains a federal income tax benefit from Holdings' tax losses.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)


9.   Income Taxes (continued)

The income tax provision consists of the following:

                                             1993         1992       1991
    Current
      Federal                               $  300      $  -        $  -
      State                                  1,900       1,705         682
      Foreign                                 (400)         31         380
                                             1,800       1,736       1,062
    Deferred:
      Federal                                4,100         -           -
      State                                    400         464         438
      Foreign                                  -           -           -
                                             4,500         464         438
                                            $6,300      $2,200      $1,500


The aggregate income tax provision varied from that computed by using the U.S. statutory rate as a result of the following:

                                             1993         1992       1991
     Income tax provision
       at the U.S. federal
       income tax rate                      $5,091      $5,398      $3,679
     Income tax benefit realized
      from Holdings                            -        (4,650)     (3,169)
     State and foreign tax expense
       net of federal income taxes           1,209       1,452         990
                                            $6,300      $2,200      $1,500

The Company files a consolidated federal income tax return with Holdings. On a consolidated basis the Company and Holdings have net operating loss carryforwards at December 31, 1993 of approximately $105,000 which are available to offset future consolidated taxable income of the group and expire from 2001 through 2008. The Company and Holdings, on a consolidated basis at December 31, 1993, have $1,900 of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes.

At December 31, 1993 the Company, if reporting on a separate company basis, would have had net operating loss carryforwards for federal tax purposes of approximately $19,000 which are available for carryforward for a period of up to 15 years.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)


10.  Bank Credit Facility

On December 21, 1993, the Company, Containers and Plastics (the "Borrowers") and the Banks entered into the Credit Agreement pursuant to which the Banks loaned to Silgan (i) $60,000 of term loans (the "A Term Loans") and (ii) $80,000 of term loans (the "B Term Loans"), collectively, the "Term Loans", and agreed to lend to Containers or Plastics up to an aggregate of $70,000 of working capital loans (the "Working Capital Loans"). Concurrent with the borrowings under the Credit Agreement, the Company repaid in full amounts outstanding under the Amended and Restated Credit Agreement. See Note 5 - Refinancings.

To secure the obligations of Borrowers under the Credit Agreement, the Company pledged to the Banks principally all of the capital stock of its subsidiaries and the subsidiaries have each granted to the Banks security interests in substantially all of their respective real and personal property. Such collateral also secures on an equal and ratable basis the Secured Notes, subject to certain intercreditor arrangements. Holdings has pledged to the Banks all of the capital stock of the Company. Holdings and each of the Borrowers have guaranteed on a secured basis all of the obligations of the Borrowers under the Credit Agreement.

The A Term Loans mature on September 15, 1996 and are payable in installments during the listed years as follows:

                                          A Term Loan
     Installment Repayment Date        Principal Amount
              1994                        $ 20,000
              1995                          20,000
              1996                          20,000

The B Term Loans mature and are payable in full on September 15, 1996. Amounts repaid under the Term Loans cannot be reborrowed.

Under the Credit Agreement, the Company is required to repay the Term Loans (pro rata for each tranche of Term Loans) in an amount equal to 75% of the Company's Excess Cash Flow (as defined in the Credit Agreement) in any fiscal year during the Credit Agreement (beginning with the 1994 fiscal year). Additionally, the Company is required to repay the Term Loans (pro rata for each tranche of Term Loans) and the Secured Notes, in an aggregate amount equal to 80% of the net sale proceeds from certain assets sales and 100% of the net equity proceeds from certain sales of equity, all as provided in the Credit Agreement and the Secured Notes Agreement.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)


10. Bank Credit Facility (continued)

The aggregate amount of Working Capital Loans which may be outstanding at any time is subject to a borrowing base limitation of the sum of (i) 85% of eligible accounts receivable of Containers and Plastics and (ii) 50% of eligible inventory of Containers and Plastics. In lieu of Working Capital Loans, Containers and Plastics may request Bankers Trust to issue up to $15,000 of letters of credit (the "Letters of Credit"). At December 31, 1993, $6,094 of Letters of Credit were outstanding.

Subject to the terms of the Credit Agreement, the Working Capital Loans can be borrowed, repaid and reborrowed from time to time until September 15, 1996, on which date all Working Capital Loans mature and are payable in full.

Each of the Term Loans and each of the Working Capital Loans, at the respective Borrower's election, consist of loans designated as Eurodollar rate loans or as Base Rate loans. Subject to certain conditions, each of the Term Loans and each of the Working Capital Loans can be converted from a Base Rate loan into a Eurodollar rate loan and vice versa. The term "Base Rate" means the highest of (i) 1/2 of 1% in excess of the Adjusted Certificate of Deposit Rate (as defined in the Credit Agreement), (ii) 1/2 of 1% in excess of the Federal Funds Rate (as defined in the Credit Agreement) and (iii) Bankers Trust's prime lending rate.

Interest on Term Loans maintained as Base Rate loans accrues at floating rates of 1.75% (in the case of A Term Loans) and 2.25% (in the case of B Term Loans) over the Base Rate. Interest on Term Loans maintained as Eurodollar rate loans accrues at floating rates of 2.75% (in the case of A Term Loans) and 3.25% (in the case of B Term Loans) over a formula rate (the "Eurodollar Rate") determined with reference to the rate offered by Bankers Trust for dollar deposits in the New York interbank Eurodollar market. Interest on Working Capital Loans maintained as (i) Base Rate loans accrues at floating rates of 2% over the Base Rate or (ii) Eurodollar rate loans accrues at floating rates of 3% over the Eurodollar Rate. At December 31, 1993, the loans were maintained as Base Rate loans and the interest rate was between 7 3/4% and 8 1/4%.

Each of Containers and Plastics has agreed to jointly and severally pay to the Banks, on a quarterly basis, a commitment commission calculated as 0.50% per annum on the daily average unused portion of the Banks' working capital commitment in respect of the Working Capital Loans until such working capital commitment is terminated. Additionally, Containers and Plastics are required to pay to Bankers Trust, on a quarterly basis in arrears, a letter of credit fee of 3.0% per annum and a facing fee of 1/4 of 1% per annum, each on the average daily stated amount of each letter of credit issued for the account of Containers or Plastics, respectively.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)


10. Bank Credit Facility (continued)

The Credit Agreement requires the Company to meet certain financial covenants, and restricts or limits, among other items, each of the Borrowers' ability to (i) incur additional indebtedness, (ii) create certain liens, (iii) consolidate, merge or sell assets, (iv) make capital expenditures and (v) pay dividends, except for distributions to Holdings to fund federal and state tax obligations.

For 1993, 1992 and 1991, respectively, the average amount of borrowings under the Working Capital Loans was $51,935, $44,525, and $56,342; the average annual interest rate was 6.5%, 7.2% and 9.0%; and the highest amount of such borrowings at any month-end was $80,250, $80,800 and $81,300.

11. Senior Secured Notes

The Secured Notes constitute senior indebtedness of the Company and are secured by a first lien on substantially all of the assets of the Company. Such collateral also secures on an equal and ratable basis, subject to certain intercreditor arrangements, all indebtedness of the Company under the Credit Agreement. The Secured Notes mature on June 30, 1997 and bear interest, which is payable quarterly, at a rate of three-month LIBOR plus 3%. The interest rate is adjusted quarterly. The interest rate in effect at December 31, 1993 was 6.38%.

The Secured Notes are redeemable at the option of the Company at par plus accrued and unpaid interest to the redemption date. Net cash proceeds from certain asset sales and the issuance of capital stock by the Company are required to be applied to prepay the Secured Notes and indebtedness under the Credit Agreement on a pro rata basis, subject to certain exceptions.

The Secured Notes contain covenants which are comparable to or less restrictive than those required by the Credit Agreement. These covenants limit, among other items, the Company's ability to (i) incur additional indebtedness, (ii) pay dividends, except for distributions to Holdings to fund federal and state tax obligations, (iii) enter into certain transactions with affiliates, (iv) repay subordinated indebtedness, and (v) effect certain mergers, consolidations and transfers of assets.

12. 11 3/4% Senior Subordinated Notes

The 11 3/4% Notes, which mature on June 15, 2002, represent unsecured general obligations of Silgan, subordinate in right of payment to obligations of the Company under the Credit Agreement and the Secured Notes and effectively subordinate to all of the obligations of the subsidiaries of the Company. Interest is payable semi-annually on June 15 and December 15.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)


12. 11 3/4% Senior Subordinated Notes (continued)

The 11 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve months commencing June 15 of the following years at the indicated percentages of their principal amount plus accrued interest:
                                            Redemption
                    Year                    Percentage
                    1997                    105.8750%
                    1998                    102.9375%
                    1999 and thereafter     100.0000%

The 11 3/4% Notes Indenture contains covenants which are comparable to or less restrictive than those required by the Credit Agreement and the Secured Notes.

The estimated fair value of the 11 3/4% Notes at December 31, 1993 was $145,800.

13. Preferred Stock

The Preferred Stock holders received cumulative preferential dividends at the rate per annum of 15% per share calculated as a percentage of $100. Dividends were, at the option of the Company, paid in additional shares of Preferred Stock. During 1992 and 1991, the Company issued 21,301 and
38,173 shares of Preferred Stock at $100 per share, representing its Preferred Stock dividend requirement for the two quarters ended May 15, 1992 and the four quarters ended November 15, 1991. A cash dividend payment of $1,137 was made for the quarter ended August 15, 1992.

As of December 31, 1993, the Company has authorized 1,000 shares of Preferred Stock, of which, none is issued or outstanding.

14. Retirement Plans

The Company sponsors contributory and non-contributory pension and retirement plans which cover substantially all employees, other than union employees covered by multi-employer defined benefit pension plans under collective bargaining agreements. The benefits are paid based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided for based on stated amounts for each year of service. The Company funds the minimum amount required under the Employee Retirement Income Security Act of 1974 with certain employees contributing approximately 3% of their annual compensation.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)


14. Retirement Plans (continued)

The provisions of SFAS No. 87, "Employers' Accounting for Pensions" require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets. At December 31, 1993, an additional liability of $2,107 and an intangible asset of equal amount are reflected in the consolidated balance sheet. The additional liability is principally the result of the change in the assumed discount rate.

Based on the latest actuarial information available, the following table sets forth the defined benefit plans funded status and amounts recognized in the Company's balance sheets as of December 31:

                                           1993          1992
  Actuarial present value of
   benefit obligations:
     Vested benefit obligations        $ 19,096      $ 13,543
     Non-vested benefit obligations       1,100           970

     Accumulated benefit obligations     20,196        14,513
     Additional benefits due to
       future salary levels               9,825         9,847
     Projected benefit obligations       30,021        24,360

  Plan assets at fair value              18,327        14,644

  Projected benefit obligation
     in excess of plan assets            11,694         9,716
  Unrecognized actuarial gain (loss)          2         2,431
  Unrecognized prior service costs       (2,093)       (2,218)
  Additional minimum liability            2,107           114

               Net pension liability   $ 11,710       $10,043


The 1992 funded status amounts have been restated to reflect revisions in actuarial computations. These revisions had no effect on the Company's net pension liability.

In addition to amounts set forth above, the Company has assumed defined benefit plan obligations of approximately $11,000 (as calculated at the Company's discount rate of 7 1/2%) in connection with the acquisition of DM Can. Under the terms of the DM Can purchase agreement, Del Monte will be transferring to the Company fund assets of approximately $9,000 (as computed using a discount rate of 9%).

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



14. Retirement Plans (continued)

The assumptions used in determining actuarial present value of plan benefit obligations as of December 31:

                                      1993         1992             1991

  Discount rate                       7.5%         8.5%             8.5%
  Weighted average rate of
    compensation increase             4.5%      5.0 - 5.5%      5.0 - 5.5%
  Expected long-term rate of
    return on plan assets             8.5%         8.5%             8.5%


The components of total pension expense are as follows:

                                           1993      1992      1991

Service cost                              $1,809    $1,722     $1,816
Interest cost                              2,144     2,101      1,977
Net amortization and deferrals               500        75      1,298
Actual return on assets                   (1,784)     (891)    (1,717)
Other (gains)                               (183)     (183)      (307)
   Net pension cost of defined
         benefit plans                     2,486     2,824     3,067
Multi-employer plans                       2,210     2,159     2,041
   Total pension expense                  $4,696    $4,983    $5,108


Plan assets are invested in money market funds, equity funds and bond funds.

In 1991, the Company realized a curtailment gain of $2,500 due to a reduction in the Company's work force. Such amount has not been reflected in total pension expense above.

Containers sponsors a deferred incentive savings plan for eligible salaried employees where contributions are provided if Containers meets certain financial targets. The maximum aggregate amount of awards will not exceed 15% of the aggregate salaries of the participants in the Plan.
Contributions of $1,630, $1,730 and $1,700 were made for 1993, 1992 and 1991, respectively.

Plastics sponsors a savings  and investment plan  which is organized  under
Section 401(k) of the  Internal Revenue Code.   Plastics' contributions  to
the plan were $146, $147 and $149 in 1993, 1992 and 1991, respectively.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



15. Postretirement Benefits Other than Pensions

As discussed in Note 2, the Company adopted SFAS No. 106 in 1993. The Company has elected to immediately recognize a cumulative charge of $3,125 (after related income taxes of $1,875) for this change in accounting principle which represents the accumulated postretirement benefit obligation existing as of January 1, 1993. This change in accounting principle, excluding the cumulative effect, decreased pretax income for the year ended December 31, 1993 by approximately $478. The postretirement benefit cost for 1992 and 1991, which was recorded on a pay-as-you-go basis, has not been restated and was not material.

The Company has defined benefit health care and life insurance plans that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. The Company does not fund the plans.

The  following  table  presents  the  plan's  funded  status  and   amounts
recognized in the Company's balance sheet as of December 31, 1993:

Accumulated postretirement
 benefit obligation:
   Retirees                                        $1,209
   Fully eligible active plan participants          1,197
   Other active plan participants                   2,127
                                                    4,533

Plan assets at fair value                             -

Accumulated postretirement benefit
 obligation in excess of plan assets                4,533
Unrecognized net gain or (loss)                      (462)
Unrecognized transition obligation                    -
Accrued postretirement benefit cost                $4,071


Net periodic postretirement benefit cost for 1993 included the following components:

Service cost                                       $  152
Interest cost                                         326

Net periodic postretirement benefit cost           $  478

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



15. Postretirement Benefits Other than Pensions (continued)

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%. The weighted average rate of increase in future compensation levels was 4.5%. For measuring the expected postretirement benefit obligation, the weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) principally used is 14% for 1994 (15% for
1993). This rate is assumed to decrease by 1% per year to an ultimate rate of 6%. A 1% increase in the trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $62 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1993 by approximately $12. As of December 31, 1992, the plan's unfunded accumulated postretirement benefit obligations for retirees and active participants was $1,144 and $3,856, respectively.

16. Stock Option Plans

Containers and Plastics have established separate but virtually identical stock option plans for their key employees pursuant to which options to purchase shares of common stock of Holdings' and its subsidiaries and stock appreciation rights ("SARs") may be granted.

Options granted under the plans may be either incentive stock options or non qualified stock options. To date, all stock options granted have been non qualified stock options. Under the plans, Containers and Plastics have each reserved 1,200 shares of their common stock in order to enable them to issue shares under the plans. Both Containers and Plastics have 10,800 shares of $0.01 par value common stock currently issued, all of which are owned by Silgan.

The SARs extend to all of the shares covered by the options and provide for the payment by either Containers or Plastics, as the case may be, to the holders of the options an amount in cash or stock equal to the excess of the proforma book value, as defined, of a share of common stock (or in the event of a public offering, the fair market value of a share of common stock) over the exercise price of the option with certain adjustments for the portion of vested stock appreciation not paid at the time of recapitalization in June, 1989. The subsidiaries have the right to repurchase, and employees have the right to require the subsidiaries to repurchase, their common stock at the then proforma book value, or market value as the case may be, should employees leave the Company.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



16. Stock Option Plans (continued)

At December 31, 1993, there were outstanding options for 816 shares under the Containers' Plan and 300 shares under the Plastics' Plan. The exercise prices per share range from $2,122 to $2,456 for the Containers' options and are $746 for the Plastics' options. There were 528 options and 240 options exercisable at December 31, 1993 under the Containers' and Plastics' plans, respectively. The Company incurred charges relating to the vesting and payment of benefits under the stock option plans of $200 and $350 in 1993 and 1992, respectively (none in 1991).

The stock options and SARs generally become exercisable ratably over a five year period.

In the event of a public offering of any of the Company's or Holdings' capital stock or a sale of the Company or Holdings to a third party, (i) the options granted by Containers and Plastics pursuant to the plans, or
(ii) any stock issued upon exercise of such options issued by Containers and Plastics are convertible into either stock options or common stock of the Company or Holdings. The conversion of such options or shares will be based upon a valuation of Holdings and an allocation of such value among the subsidiaries after giving affect to, among other things, that portion of the outstanding obligation of Holdings allocable to each such subsidiary.


17. Business Information

The Company is engaged in the packaging business. Its principal products are metal and plastic containers. Net sales for its metal and plastic containers were $445,871 and $186,319; $425,844 and $192,596; and $435,349
and $232,139 for the years ended December 31, 1993, 1992 and 1991, respectively. Other sales amounted to $13,278, $11,599 and $10,723 for the years ended December 31, 1993, 1992 and 1991, respectively.

One customer accounted for 34.1%, 36.5% and 32.2%, of net sales during the years ended December 31, 1993, 1992 and 1991 respectively. At December 31, 1993 and 1992, 12.9% and 14.5%, respectively, of the accounts receivable balance is due from this customer.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)

18. Related Party Transactions

Pursuant to various management services agreements (the "Management Agreement") entered into between Holdings, Silgan, Containers, Plastics, and S&H, Inc. ("S&H"), a company wholly owned by Messrs. Silver and
Horrigan, the Chairman of the Board and President of Holdings, respectively, S&H provides Holdings and the Company and its subsidiaries with general management, supervision and administrative services (the "Services"). In consideration for the Services, S&H receives a fee of 4.95% (of which 0.45% is payable to MS & Co.) of Holdings' consolidated earnings before depreciation, amortization, interest and taxes ("EBDIT") until EBDIT has reached the Scheduled Amount set forth in the Management Agreement and 3.3% (of which 0.3% is payable to MS & Co.) after EBDIT has exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreement, plus reimbursement for all related out-of-pocket expenses. The total amount incurred for the years ended December 31, 1993, 1992 and 1991 was approximately $4,385, $4,225 and $4,027, respectively. Included in accounts payable at December 31, 1993 and 1992, was approximately $575 and $200, payable to S&H, respectively.

Under the terms of the Management Agreement, the Company agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreement.

In connection with the 1992 Refinancing, MS & Co. received as compensation for its services as underwriter for the Secured Notes, the 11 3/4% Notes and the Discount Debentures an aggregate of $11,500.

In connection with the Credit Agreement entered into in 1993, the Banks (including Bankers Trust) received certain fees amounting to $8,100.

19. Commitments

The Company is committed under  certain noncancelable operating leases  for
office and plant  facilities, equipment  and automobiles.   Minimum  future
rental payments under these operating leases are:


                    1994                  $8,960
                    1995                   6,700
                    1996                   5,829
                    1997                   4,873
                    1998                   3,606
                    Thereafter             9,44l
                                         $39,409

Rental expense for the years ended December 31, 1993, 1992 and 1991 was approximately $7,999, $7,977 and $8,102, respectively.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)


20. Litigation

On June 30, 1989, Holdings acquired all of the outstanding shares of the Company for $6.50 per share (the "Merger"). In connection with the Merger, two complaints were filed during 1989 in the Court of Chancery in the State of Delaware (the "Court") by certain Silgan Class B Common Stockholders against Silgan, Holdings, MS & Co., officers and directors.

The complaints allege, among other things, that certain defendants breached their fiduciary duties under Delaware law to minority stockholders of Silgan by engaging in unfair dealing, attempting to effect a merger at a grossly inadequate price and distributing misleading proxy materials. The complaints ask the Court, among other things, to rescind the Merger and/or to grant to plaintiffs such damages, including rescissory damages, as are found by the Court to be proven at trial. Additionally, the plaintiffs each filed a petition for appraisal.

In 1991, the Court stayed one of the actions and related appraisal proceeding based upon the seizure and placement into receivership of one plaintiff. The Court lifted the stay of the action and appraisal proceeding on March 30, 1992 and both the action and appraisal were dismissed in February 1994 following settlement with the plaintiffs. The second action was voluntarily dismissed on January 29, 1992 without prejudice to the right of the plaintiffs to reinstate the action at the conclusion of the related appraisal proceeding. Discovery is proceeding in the appraisal. The Court has set the week of May 9, 1994 for trial.

Additionally, a complaint was filed by parties who are limited partners of The Morgan Stanley Leveraged Equity Fund, L.P. ("MSLEF") against a number of defendants including Silgan and Holdings. The complaint alleges that Silgan and Holdings aided and abetted the general partners MSLEF in breaching their fiduciary duties to the limited partners. The Court dismissed all claims against Silgan and Holdings related to this action on January 14, 1993, and subsequently upheld that dismissal after the plaintiff filed a motion for reargument.

The defendants believe that there is no factual basis for the allegations and claims contained in the complaints. Management also believes that the lawsuits are without merit and they intend to defend the lawsuits vigorously. In addition, management believes that the ultimate resolution of these matters and the appraisal proceedings will not have a material effect on the financial condition or results of operations of Silgan or Holdings.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1993, 1992 AND 1991
                           (Dollars in thousands
                        except for per share data)



20. Litigation (continued)

In connection with the Merger and the litigation described above, as of December 31, 1993 approximately $6,800 of the purchase price has not been paid to certain former stockholders and such amount has been recorded by Holdings as a current liability. To the extent the Company elects to make such payments to former stockholders, the Company's stockholder's equity could be reduced by the amount of such payment.

Other than the actions mentioned above there are no other pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or to which any of its properties are subject.

                                                       SCHEDULE III


           CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                         CONDENSED BALANCE SHEETS
                        December 31, 1993 and 1992
                          (Dollars in thousands)

ASSETS
                                               1993            1992
Current assets:
   Cash and cash equivalents                $     61        $   202
   Notes receivable-subsidiaries              39,850         18,644
   Interest receivable-subsidiaries              810          1,456
   Other current assets                          214            114
      Total current assets                    40,935         20,416

Investment in and other amounts due
   from subsidiaries                          37,104          38,861
Notes receivable-subsidiaries                305,072         206,180
Amount receivable from parent                    607             746
Other assets                                     950           1,379

                                            $384,668        $267,582

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of term loans            $ 20,000        $ 18,644
   Accrued interest payable                      763             967
   Accrued expenses                            1,268             331
      Total current liabilities               22,031          19,942

Term loans                                   120,000          19,341
Senior secured notes                          50,000          50,000
11 3/4% Senior subordinated notes            135,000         135,000
Amounts payable to subsidiaries                3,123           6,491
Other long-term liabilities                    1,711           4,033

Stockholder's equity:
   Common stock                                  -               -
   Additional paid-in capital                 64,135          41,560
   Retained earnings (deficit)               (11,332)         (8,785)
      Total stockholder's equity              52,803          32,775

                                            $384,668        $267,582


   See Notes to Consolidated Financial Statements for Silgan Corporation
                  appearing elsewhere in this Form 10-K.

                                                       SCHEDULE III


           CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)


                                   1993           1992            1991

Net sales                       $    -          $    -          $    -

Cost of goods sold                   -               -               -

   Gross profit                      -               -               -

Selling, general and administrative
   expenses                          368             239             313

   Loss from operations             (368)           (239)           (313)

Equity in earnings (losses) of
   consolidated subsidiaries      (7,570)          6,148           9,718

Other income                       1,480             832             -

Interest expense and other related
   financing costs               (19,899)        (21,429)        (19,635)

Interest income-subsidiaries      23,940          19,313          19,552

   Income (loss) before income
     taxes                        (2,417)          4,625           9,322

Income tax provision                 -               -               -

   Income (loss) before
    extraordinary charges         (2,417)          4,625           9,322

Extraordinary charges relating
   to early extinguishment
    of debt                         (130)            (23)            -

   Net income (loss)              (2,547)          4,602           9,322

Preferred stock dividend
   requirements                      -             2,745           3,889


   Net income (loss) applicable
     to common stockholder      $ (2,547)       $  1,857        $  5,433


   See Notes to Consolidated Financial Statements for Silgan Corporation
                  appearing elsewhere in this Form 10-K.

                                                               SCHEDULE III


           CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)


                                              1993      1992      1991

Cash flows from operating activities:          359     1,825        26

Cash flows from investing activities:
   (Increase) decrease in notes
      receivable-subsidiaries             (117,515)  (39,323)   23,000
   Decrease in investment in
      subsidiaries                             -      30,008       -
   Cash dividends received from
      subsidiaries                             -      16,861       -
      Net cash provided (used) by
         investing activities             (117,515)    7,546    23,000

Cash flows from financing activities:
   Repayment of term loan                  (37,985)  (35,827)  (23,000)
   Proceeds from issuance of term loans    140,000       -         -
   Proceeds from issuance of
     senior secured notes                      -      50,000       -
   Proceeds from issuance of 11 3/4%
      senior subordinated notes                -     135,000
   Redemption of 14% senior
      subordinated notes                       -     (85,000)      -
   Redemption of preferred stock               -     (30,008)      -
   Capital contribution by Parent           15,000       -         -
   Repayment of advance from Parent            -     (25,200)      -
   Dividend to Parent                          -     (15,724)      -
   Cash dividends paid on
     preferred stock                           -      (1,137)      -
   Debt financing costs                        -      (1,301)      -
      Net cash provided (used) by
        financing activities               117,015    (9,197)  (23,000)

Net increase (decrease) in cash
   and cash equivalents                       (141)      174        26

Cash and cash equivalents at
   the beginning of year                       202        28         2

Cash and cash equivalents at
   end of year                            $     61  $    202  $     28



   See Notes to Consolidated Financial Statements for Silgan Corporation
                  appearing elsewhere in this Form 10-K.

                                                                 SCHEDULE V
                               SILGAN CORPORATION
                   SCHEDULES OF PROPERTY, PLANT AND EQUIPMENT
              For the years ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)

Column A                    Column B    Column C     Column D        Column E      Column F
                            Balance at                             Other changes
                            beginning   Additions                    add(deduct)   Balance at
Description                 of period    at cost     Retirements     describe     end of period
For the year ended
  December 31, 1991:
Land                        $  4,666    $    -       $    (650)      $   (79)      $  3,937
Buildings and improvements    50,307       1,770        (2,520)         (709)        48,848
Machinery and equipment      235,249      23,635        (8,005)        1,890        252,769
Construction-in-progress      17,448      (3,571)          -             -           13,877
                            $307,670    $ 21,834     $ (11,175)(1)   $ 1,102       $319,431
For the year ended
  December 31, 1992:
Land                        $  3,937    $   -        $    (194)      $   -         $  3,743
Buildings and improvements    48,848       1,542            (8)          -           50,382
Machinery and equipment      252,769      20,448        (1,643)         (729)       270,845
Construction-in-progress      13,877       1,457           -             -           15,334
                            $319,431    $ 23,447     $  (1,845)      $  (729)      $340,304
For the year ended
  December 31, 1993:
Land                        $  3,743    $    726     $     -         $   -         $  4,469
Buildings and improvements    50,382       5,705           -             -           56,087
Machinery and equipment      270,845      87,189        (5,335)         (290)       352,409
Construction-in-progress      15,334       4,560           -             -           19,894
                            $340,304    $ 98,180(2)  $  (5,335)      $  (290)      $432,859

(1)Principally represents the sale of the PET carbonated bottle beverage assets.
(2)Includes the preliminary allocation of property, plant and equipment acquired from Del Monte.


                                                                SCHEDULE VI
                              SILGAN CORPORATION
          SCHEDULES OF ACCUMULATED DEPRECIATION AND AMORTIZATION
                     OF PROPERTY, PLANT AND EQUIPMENT
             For the years ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)

Column A                   Column B     Column C     Column D      Column E       Column F
                                        Additions
                           Balance at   charged to                 Other changes
                           beginning    costs and                  add (deduct)    Balance at
Description                of period    expenses     Retirements    describe      end of period
For the year ended
  December 31, 1991:
Land                       $    -       $    -       $    -          $   -        $    -
Buildings and improvements    5,618        2,027         (227)           -           7,418
Machinery and equipment      57,380       27,992       (3,852)            (8)       81,512
Construction-in-progress        -            -            -              -             -
                           $ 62,998     $ 30,019     $ (4,079)       $    (8)     $ 88,930

For the year ended
  December 31, 1992:
Land                       $    -       $    -       $    -          $   -        $    -
Buildings and improvements    7,418        2,079           (3)             3         9,497
Machinery and equipment      81,512       27,459       (1,808)          (235)      106,928
Construction-in-progress        -            -            -              -             -
                           $ 88,930     $ 29,538     $ (1,811)       $  (232)     $116,425

For the year ended
  December 31, 1993:
Land                       $    -       $    -       $    -          $   -        $    -
Buildings and improvements    9,497        2,140          -              -          11,637
Machinery and equipment     106,928       29,467       (5,452)          (116)      130,827
Construction-in-progress        -            -            -              -             -
                           $116,425     $ 31,607     $ (5,452)       $  (116)     $142,464


                                                              SCHEDULE VIII

                                   SILGAN CORPORATION
                     SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS
                  For the years ended December 31, 1993, 1992 and 1991
                               (Dollars in thousands)

Column A                 Column B            Column C             Column D       Column E
                                             Additions
                         Balance at   Charged to    Charged to
                         beginning    costs and    other accounts   Deductions    Balance at
Description              of period     expenses      describe       describe      end of period

For the year ended
  December 31, 1991:

    Allowance for
      doubtful accounts
      receivable          $  919      $  108         $  -           $  102         $  925


For the year ended
  December 31, 1992

    Allowance for
      doubtful accounts
      receivable          $  925      $  815         $  -           $   97         $1,643


For the year ended
  December 31, 1993:

    Allowance for
      doubtful accounts
      receivable          $1,643      $   91         $  -           $  650(1)      $1,084

(1)  Uncollectible accounts written off, net of recoveries.



                              INDEX TO EXHIBITS


 Exhibit No.                              Exhibit
 -----------                              -------


     3.1 Restated Certificate of Incorporation of Silgan Corporation, as amended.

    10.118 Supply Agreement, dated as of September 3, 1993, between Silgan Containers Corporation and Del Monte Corporation. (Portions of this Exhibit are subject to confidential treatment pursuant to an order of the Commission.)
    10.119 Amendment to Supply Agreement, dated as of December 21, 1993, between Silgan Containers Corporation and Del Monte
               Corporation.   (Portions of this Exhibit are subject to
               confidential treatment pursuant to an order of the Commission.)

      22       Subsidiaries of the Registrant.