Form 10-Q
period 1994-03-31
SILGAN CORP
filed 1994-05-13
CIK 825541

Page 1 of 12
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1994 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ____________ to ____________.


                     Commission file number  1-11200

                            SILGAN CORPORATION
          (Exact name of registrant as specified in its charter)

       Delaware                              06-1207662
(State of Incorporation)       (I.R.S. Employer Identification Number)


           4 Landmark Square
         Stamford, Connecticut                              06901
(Address of Principal Executive Offices)                  (Zip Code)

   Registrant's telephone number, including area code   (203) 975-7110


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [ X ]   No  [   ]

As of May 13, 1994, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

          Classes of shares of                         Number of
common stock outstanding, $0.01 par value          shares outstanding

                Class A                                    1
                Class B                                    1

                                                               Page 2 of 12
Part I. Financial Information
Item 1. Financial Statements

                            SILGAN CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                          March 31,  March 31,  Dec. 31,
                                            1994       1993       1993
                                         (unaudited)(unaudited)(audited)
ASSETS
Current assets:
  Cash and cash equivalents                 $ 2,669   $   235   $   205
  Accounts receivable, net                   68,188    53,409    44,409
  Inventories                               124,009    85,375   108,653
  Prepaid expenses and other current
   assets                                     3,515     3,410     3,562
     Total current assets                   198,381   142,429   156,829

Property, plant and equipment, net          285,738   221,904   290,395
Other assets                                 43,798    30,987    44,840
                                           $527,917  $395,320  $492,064

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Working capital loans                    $  5,800  $ 38,250  $  2,200
  Current portion of term loans              20,000    20,899    20,000
  Trade accounts payable                     48,665    32,344    31,913
  Accrued payroll and related costs          25,263    22,249    20,523
  Accrued interest payable                    6,250     5,224       783
  Accrued expenses and other current
   liabilities                               12,191    11,016    11,094
      Total current liabilities             118,169   129,982    86,513

Term loans                                  120,000    21,681   120,000
Senior secured notes                         50,000    50,000    50,000
11 3/4% Senior subordinated notes           135,000   135,000   135,000
Deferred income taxes                        13,501    12,313    13,017
Other long-term liabilities                  34,788    18,089    34,731

Common stockholder's equity:
  Additional paid-in capital                 65,935    45,960    64,135
  Retained earnings (deficit)                (9,476)  (17,705)  (11,332)
     Total common stockholder's equity       56,459    28,255    52,803
                                           $527,917  $395,320  $492,064


                         See accompanying notes.

                                                               Page 3 of 12
                            SILGAN CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)


                                                      Three Months Ended

                                                     March 31, March 31,
                                                       1994       1993

Net sales                                            $186,243  $148,727

Cost of goods sold                                    163,520   131,822

  Gross profit                                         22,723    16,905

Selling, general and administrative expenses            8,442     8,059

  Income from operations                               14,281     8,846

Interest expense and other related financing costs      8,369     6,733

Other (income) expense                                    156       (93)

  Income before income taxes                            5,756     2,206

Income tax provision                                    2,375     1,175

  Income before cumulative effects of changes
    in accounting principles                            3,381     1,031

Cumulative effect of changes in accounting
  principles, net of taxes                                -      (9,951)

  Net income (loss)                                  $  3,381  $ (8,920)










                         See accompanying notes.

                                                               Page 4 of 12
                            SILGAN CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)
                                                     Three Months Ended
                                                     March 31,  March 31,
                                                       1994       1993
Cash flows from operating activities:
  Net income (loss)                                   $ 3,381  $ (8,920)
  Adjustments to reconcile net income to net cash
       provided  by operating activities:
     Depreciation                                       9,376     7,484
     Amortization                                       1,612     1,203
     Other items                                          276       (46)
     Contribution by Parent for federal income tax
       provision                                        1,800     4,400
     Cumulative effect of changes in accounting
        principles                                        -       6,276
     Changes in assets and liabilities:
          (Increase) in accounts receivable           (23,878)   (8,852)
          (Increase) in inventories                   (15,356)  (10,368)
          Increase in trade accounts payable           16,752     4,388
          Increase in accrued interest payable          5,467     4,157
          Other, net                                    5,855     5,454
            Total adjustments                           1,904    14,096
             Net cash provided by operating
                activities                              5,285     5,176

Cash flows from investing activities:
  Capital expenditures                                 (4,896)   (5,463)
     Net cash used in investing activities             (4,896)   (5,463)

Cash flows from financing activities:
  Borrowings under working capital loans               33,750    79,250
  Repayments under working capital loans              (30,150)  (81,400)
  Other                                                (1,525)      -
     Net cash provided (used) by financing
      activities                                        2,075    (2,150)

Net increase (decrease) in cash and cash equivalents    2,464    (2,437)
Cash and cash equivalents at beginning of year            205     2,672
Cash and cash equivalents at end of period            $ 2,669   $   235

Supplementary data:
  Interest paid                                       $ 1,786   $ 1,943
  Income taxes paid, net of refunds                       138       (50)

                         See accompanying notes.

                                                               Page 5 of 12
                            SILGAN CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at March 31, 1994 and 1993 and for the
               three months months then ended is unaudited)
                          (Dollars in thousands)


1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Corporation ("Silgan" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Silgan's financial position as of March 31, 1994 and 1993 and December 31, 1993, the results of operations for the three months ended March 31, 1994 and 1993, and the statements of cash flows for the three months ended March 31, 1994 and 1993.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in Silgan's Annual Report on Form 10-K for the year ended December 31, 1993.

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 109 "Accounting for Income Taxes". In the fourth quarter of 1993, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" effective as of January 1, 1993. The cumulative effect of these changes in accounting methods aggregated $9,951. The financial statements for the quarter ended March 31, 1993 have been restated to reflect the adoption of SFAS No. 112.


                                                               Page 6 of 12
                            SILGAN CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at March 31, 1994 and 1993 and for the
               three months months then ended is unaudited)
                          (Dollars in thousands)



2.  Inventories

Inventories consisted of the following:

                                        March 31,  March 31,  Dec. 31,
                                           1994       1993       1993

  Raw materials and supplies            $ 27,274   $ 20,181     26,458
  Work-in-process                         20,481     10,179     17,105
  Finished goods                          74,444     55,906     65,072
                                         122,199     86,266    108,635
  Adjustment to value inventory
    at cost on the LIFO Method             1,810       (891)        18
                                        $124,009   $ 85,375   $108,653

                                                               Page 7 of 12
Item 2.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 1994 Compared with
Three Months Ended March 31, 1993.

Net sales of metal containers were $133.3 million for the three months ended March 31, 1994 (including net sales of $50.4 million and $35.5 million to Nestle Food Company ("Nestle") and Del Monte Corporation ("Del Monte"), respectively, during such period), an increase of $36.0 million, or 37.0%, over net sales of metal containers of $97.3 million for the same period in 1993 (including net sales of $57.8 million and $2.0 million to Nestle and Del Monte, respectively, during the same period in 1993.) The increase in net sales for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 was primarily attributable to increased unit sales due to the acquisitions of all of the assets of Del Monte's container manufacturing business in the United States ("DM Can") in December 1993 and of an additional manufacturing facility in May 1993 and the earlier sales of containers to certain vegetable pack customers, offset, in part, by lower unit sales to Nestle and lower average sales prices.

Net sales of plastic containers increased $2.1 million, or 4.4%, to $50.0 million for the three months ended March 31, 1994, as compared to $47.9 million for the same period in 1993. The increase in net sales was principally attributable to a change in mix of products sold.

Sales of other containers totaled $2.9 million for the three months ended March 31, 1994, compared to $3.5 million for the same period in 1993.

Cost of goods sold was 87.8% of net sales ($163.5 million) for the three months ended March 31, 1994, a decrease of 0.8 percentage points as compared to 88.6% of net sales ($131.8 million) for the same period in 1993. The decrease in cost of goods sold as a percentage of net sales principally resulted from improved manufacturing efficiencies as a result of capital investments, increased margin contribution due to a change in the mix of products sold and economic benefits resulting from the acquisition of DM Can. Also, the purchase of an additional manufacturing facility in May 1993 increased production capacity and eliminated the Company's first quarter 1993 outsourcing requirement for which there was no margin contribution.

Selling, general and administrative expenses as a percentage of net sales declined 0.9 percentage points to 4.5% of net sales ($8.4 million) for the three months ended March 31, 1994, as compared to 5.4% ($8.1 million) for the same period in 1993. The decrease as a percentage of net sales resulted from the Company's ability to absorb the increase in selling, general and administrative functions associated with the acquisition of DM Can with a modest increase in expenses and a decline in selling, general and administrative expenses of the Company's other existing business.

Income from operations as a percentage of net sales increased 1.8 percentage points to 7.7% ($14.3 million) for the three months ended March 31, 1994, compared with 5.9% ($8.8 million) for the same period in 1993. The increase in income from operations of $5.5 million was attributable to the aforementioned increase in gross profit margin and the maintenance of a constant level of selling, general and administrative expenses.

Interest expense increased by approximately $1.7 million to $8.4 million for the three months ended March 31, 1994. The increase resulted from the incurrance of additional bank borrowings to finance the acquisition of DM Can and higher average interest rates.

The provision for income taxes for the three months ended March 31, 1994 and March 31, 1993 provide for taxes as if the Company were a separate taxpayer in accordance with SFAS No. 109.

As a result of the items discussed above, income before cumulative effect of changes in accounting principles for the three months ended March 31, 1994 was $3.4 million, $2.4 million greater than the three months ended March 31, 1993 of $1.0 million.

Effective January 1, 1993, the Company adopted SFAS No. 106, SFAS No. 109 and SFAS No. 112. The cumulative effect of these accounting changes, for years prior to 1993, was to decrease net income by $10.0 million.

                                                               Page 9 of 12
RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES AND LIQUIDITY

The Company's liquidity requirements arise primarily from its obligations under the indebtedness incurred in connection with its acquisitions and the refinancing of such indebtedness, capital investment in new and existing equipment and the funding of the Company's seasonal working capital needs. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and borrowings of working capital loans.

For the first three months of 1994, the borrowing of working capital loans of $3.6 million along with $5.3 million of cash provided by operating activities were used to fund net capital expenditures of $4.9 million, increase cash balances by $2.5 million and pay $1.5 million in partial settlement of outstanding litigation. The Company's earnings before depreciation, interest, taxes and amortization for the three months ended March 31, 1994 increased by $7.1 million over the same period in the prior year to $24.1 million. However, cash provided by operations during the first three months of 1994 remained relatively constant with the same period in 1993 because there was an increase in working capital needs in 1994. During the first three months of 1994 there was an increase in accounts receivable due to greater sales during the first quarter of 1994 and an increase in inventories due to the projected requirements for DM Can, offset by an increase in trade accounts payable resulting from the higher inventory levels.

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

As of March 31, 1994, the outstanding principal amount of working capital loans was $5.8 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $57.8 million.

                                                              Page 10 of 12
RESULTS OF OPERATIONS (Continued)



CAPITAL RESOURCES AND LIQUIDITY (Continued)

On December 21, 1993, Silgan Containers Corporation, a wholly owned subsidiary of Silgan, acquired DM Can from Del Monte. To finance the acquisition, Silgan and its subsidiaries entered into a credit agreement, which credit agreement also refinanced in full Silgan's prior credit agreement. In conjunction therewith, the banks party to the credit agreement loaned Silgan an aggregate of $140 million of term loans and agreed to lend to Silgan's subsidiaries up to $70 million of working capital loans. In addition, in conjunction with the acquisition, Silgan Holdings Inc., the parent holding company of Silgan, sold 250,000 shares of its Class B Common Stock for $15 million and, in turn, contributed such amount to Silgan.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

None.

(b)       Reports on Form 8-K



On January 5, 1994, Silgan Corporation filed a Current Report on Form 8-K regarding the acquisition of the assets of Del Monte Corporation's metal food and beverage container manufacturing business in the United States.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SILGAN CORPORATION


Dated:  May 13, 1994                    /s/Harley Rankin, Jr.
                                        Harley Rankin, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)




Dated:  May 13, 1994                    /s/Harold J. Rodriguez, Jr.
                                        Harold J. Rodriguez, Jr.
                                        Vice President and Controller
                                        (Chief Accounting Officer)