Form 10-K/A
SILGAN CORP
filed 1994-07-05
CIK 825541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K/A-1
   (Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended December 31, 1993

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from _____________ to _____________

                         Commission file number 1-11200

                               SILGAN CORPORATION
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 06-1207662
   -------------------------          -----------------------------------
   (State of incorporation)           (I.R.S. Employer Identification No.)

   4 Landmark Square, Stamford, Connecticut            06901
   ----------------------------------------          ----------
   (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code (203) 975-7110

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   [X]

   None of the registrant's voting stock was held by nonaffiliates as of March 15, 1994.

   As of March 15, 1994, the number of shares outstanding of each of the registrant's classes of common stock is as follows:

   Classes of shares of common stock                 Number of shares
      outstanding,  $0.01 par value                     outstanding
   ------------------------------------             -------------------
              Class A                                        1
              Class B                                        1
              Class C                                        0


                    Documents Incorporated by Reference: None

                                    PART IV.

   Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form
   8-K.


   Exhibits:

   Exhibit
   Number                                 Description
   ------                                 -----------

   3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200).

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

<f*>10.118 Supply Agreement, dated as of September 3, 1993, between
           Containers and Del Monte. (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

<f*>10.119 Amendment to Supply Agreement, dated as of December 21, 1993, between Containers and Del Monte. (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

   22 Subsidiaries of the Registrant (incorporated by reference to Exhibit 22 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200).

- - -------------------------
[FN]<f*>   Filed herewith

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SILGAN CORPORATION

   Date:  June 30, 1994              By: /s/ Harley Rankin, Jr.
                                         ----------------------
                                     Harley Rankin, Jr.
                                     Executive Vice President, Chief
                                     Financial Officer and Treasurer
                                     (Principal Financial Officer)



   Date:  June 30, 1994              By: /s/ Harold J. Rodriguez, Jr.
                                         -----------------------------
                                     Harold J. Rodriguez, Jr.
                                     Vice President, Controller and
                                     Assistant Treasurer
                                     (Principal Accounting Officer)