Form 10-Q
period 1995-06-30
SILGAN CORP
filed 1995-08-14
CIK 825541

Page 1 of 17


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1995 or

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

                           Yes [ X ]   No [   ]

As of August 10, 1995, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

          Classes of shares of                         Number of
common stock outstanding, $0.01 par value          shares outstanding

                Class A                                    1
                Class B                                    1


                                                               Page 2 of 17
Part I. Financial Information
Item 1. Financial Statements

                            SILGAN CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                          June 30,   June 30,   Dec. 31,
                                            1995       1994       1994
                                         (unaudited)(unaudited)(audited)
ASSETS
Current assets:
  Cash and cash equivalents                $    836  $  6,658  $  2,665
  Accounts receivable, net                   74,926    77,216    65,229
  Inventories                               164,138   142,560   122,429
  Prepaid expenses and other current
   assets                                     6,123     3,873     8,044
     Total current assets                   246,023   230,307   198,367

Property, plant and equipment, net          255,453   281,580   251,810
Goodwill, net                                29,389    23,669    30,009
Other assets                                 18,070    23,495    20,491
                                           $548,935  $559,051  $500,677

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Trade accounts payable                   $ 44,826  $ 49,814  $ 36,845
  Accrued payroll and related costs          25,307    24,530    26,019
  Accrued interest payable                    1,735     1,746     1,713
  Accrued expenses and other current
   liabilities                               17,394    13,281    17,542
  Bank working capital loans                 39,750    34,950    12,600
  Current portion of long-term debt          19,514    20,000    21,968
     Total current liabilities              148,526   144,321   116,687

Long-term debt                              282,568   305,000   282,568
Deferred income taxes                        13,017    12,957    13,017
Other long-term liabilities                  25,239    35,000    25,060

Common stockholder's equity:
  Additional paid-in capital                 72,635    69,135    69,535
  Retained earnings (deficit)                 6,950    (7,362)   (6,190)
     Total common stockholder's equity       79,585    61,773    63,345
                                           $548,935  $559,051  $500,677


                         See accompanying notes.


                                                               Page 3 of 17
                            SILGAN CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)


                                                      Three Months Ended

                                                     June 30,   June 30,
                                                       1995       1994

Net sales                                            $201,726  $200,959

Cost of goods sold                                    171,879   172,612

  Gross profit                                         29,847    28,347

Selling, general and administrative expenses            7,917     9,452

  Income from operations                               21,930    18,895

Interest expense and other related
    financing costs                                     9,675     8,928

  Income before income taxes                           12,255     9,967

Income tax provision                                    4,900     4,075

  Net income                                         $  7,355  $  5,892















                         See accompanying notes.


                                                               Page 4 of 17
                            SILGAN CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)


                                                       Six Months Ended

                                                     June 30,   June 30,
                                                       1995       1994

Net sales                                            $404,990  $387,203

Cost of goods sold                                    346,144   336,132

  Gross profit                                         58,846    51,071

Selling, general and administrative expenses           17,315    18,051

  Income from operations                               41,531    33,020

Interest expense and other related
    financing costs                                    19,091    17,297

  Income before income taxes                           22,440    15,723

Income tax provision                                    9,300     6,450

  Net income                                         $ 13,140  $  9,273















                         See accompanying notes.


                                                               Page 5 of 17
                            SILGAN CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)
                                                      Six Months Ended
                                                     June 30,   June 30,
                                                       1995       1994
Cash flows from operating activities:
  Net income                                         $ 13,140   $ 9,273
  Adjustments to reconcile net income to net
       cash used by operating activities:
     Depreciation                                      15,993    18,280
     Amortization                                       3,226     2,973
     Other items                                            3       551
     Contribution by Parent for federal income tax
       provision                                        3,100     5,000
     Changes in assets and liabilities:
          (Increase) in accounts receivable            (9,814)  (33,182)
          (Increase) in inventories                   (41,709)  (33,907)
          Increase in trade accounts payable            7,981    17,901
          Other, net                                   (2,044)    1,758
            Total adjustments                         (23,264)  (20,626)
     Net cash used by operating activities            (10,124)  (11,353)

Cash flows from investing activities:
  Capital expenditures                                (19,671)   (9,641)
  Proceeds from sale of assets                          3,270       -
     Net cash used in investing activities            (16,401)   (9,641)

Cash flows from financing activities:
  Borrowings under working capital loans              181,410   183,500
  Repayments under working capital loans             (154,260) (150,750)
  Repayment of term loans                              (2,454)      -
  Payments to former shareholders                         -      (5,303)
     Net cash provided by financing activities         24,696    27,447

Net increase (decrease) in cash and cash equivalents   (1,829)    6,453
Cash and cash equivalents at beginning of year          2,665       205
Cash and cash equivalents at end of period            $   836   $ 6,658

Supplementary data:
  Interest paid                                       $16,943   $14,071
  Income taxes paid                                     8,055     1,389


                         See accompanying notes.


                                                               Page 6 of 17
                            SILGAN CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at June 30, 1995 and 1994 and for the
           three months and six months then ended is unaudited)

1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Corporation ("Silgan" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Silgan's financial position as of June 30, 1995 and 1994 and December 31, 1994, the results of operations for the three months and six months ended June 30, 1995 and 1994, and the statements of cash flows for the six months ended June 30, 1995 and 1994.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in Silgan's Annual Report on Form 10-K for the year ended December 31, 1994.

Effective October 1, 1994, the Company extended the estimated useful lives of certain fixed assets to more properly reflect the true economic lives of such assets and to better align the Company's depreciable lives with the predominate practice in its industry. The change had the effect of decreasing depreciation expense for the six months ended June 30, 1995 by $3.0 million and increasing net income by $1.8 million.

2.  Inventories

Inventories consisted of the following (in thousands):

                                         June 30,  June 30,   Dec. 31,
                                           1995      1994       1994
  Raw materials and supplies            $ 30,430   $ 28,127   $ 40,196
  Work-in-process                         19,413     19,221     19,045
  Finished goods                         119,629     93,835     63,409
                                         169,472    141,183    122,650
  Adjustment to value inventory
    at cost on the LIFO Method            (5,334)     1,377       (221)
                                        $164,138   $142,560   $122,429


                                                               Page 7 of 17
                            SILGAN CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at June 30, 1995 and 1994 and for the
           three months and six months then ended is unaudited)


3.   Subsequent Events

On August 1, 1995, pursuant to the Asset Purchase Agreement dated as of June 2, 1995 between American National Can Company ("ANC") and Silgan Containers Corporation, a wholly owned subsidiary of the Company ("Containers"), Containers acquired from ANC substantially all of the fixed assets and working capital, and assumed certain specified limited liabilities, of ANC's Food Metal and Specialty business (the "Business"). In consideration thereof, Containers paid ANC an aggregate purchase price of $336.3 million, which included $157.7 million for the net working capital of the Business. The acquisition will be accounted for under the purchase method. In 1994, the Business had net sales of approximately $597.0 million.

In conjunction with the acquisition, the Company entered into a new $675.0 million credit facility with a group of banks to (i) refinance in full all amounts owing under both Silgan's existing credit agreement and its $50.0 million Senior Secured Floating Rate Notes, (ii) finance the acquisition by Containers of the Business, (iii) pay dividends to Silgan Holdings Inc. ("Holdings"), the parent company of Silgan, in an amount not to exceed $75.0 million, which dividends are to be used by Holdings to repurchase its 13-1/4% Senior Discount Debentures, and (iv) pay fees and expenses associated therewith. As a result of the early extinguishment of amounts owed under its existing secured debt facilities, the Company will incur a charge of $4.5 million.


                                                               Page 8 of 17
Item 2.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 Compared with
Three Months Ended June 30, 1994

Summary results for the Company's two business segments, metal and plastic containers, for the three months ended June 30, 1995 and 1994 are provided below.
                                                      June 30
                                                 1995         1994
                                                   (In millions)
       Net sales:
          Metal containers & other             $144.5        $152.8
          Plastic containers                     57.2          48.1
            Consolidated                       $201.7        $200.9

       Operating profit:
          Metal containers & other             $ 18.0        $ 17.2
          Plastic containers                      3.5           1.9
          Corporate                               0.4          (0.2)
            Consolidated                       $ 21.9        $ 18.9


Consolidated net sales of $201.7 million for the three months ended June 30, 1995 remained flat as compared with sales of $200.9 million for the same period in 1994.

Net sales for the metal container business (including paper containers) were $144.5 million for the three months ended June 30,1995, a decrease of $8.3 million (5.4%) from net sales of $152.8 million for the same period in 1994. As compared to the three months ended June 30, 1994, net sales of metal cans decreased $7.9 million (5.3%) for the same three month period in 1995 principally due to lower unit volume. Sales to Nestle Food Company ("Nestle") declined $2.0 million (3.9%) due to lower unit volume, while sales to Del Monte Corporation ("Del Monte") were $1.8 million (4.4%) higher than the same period in 1994. Sales to other customers decreased $7.7 million (13.4%) principally as a result of a delayed and anticipated smaller vegetable pack in 1995 due to unseasonably wet and cool weather in the Midwest during the planting season. Wet weather also contributed to a delayed and expected smaller tomato and fruit pack in California. Sales of paper containers included in the metal container segment declined $0.4 million to $2.1 million during the three months ended June 30, 1995 as compared to the same period in 1994.


                                                               Page 9 of 17
RESULTS OF OPERATIONS (continued)

Net sales for the plastic container business of $57.2 million during the three months ended June 30, 1995 increased $9.1 million, or 18.9%, over net sales of $48.1 million for the same period in 1994. This increase was attributable to both higher average sales prices due to the pass through of higher resin costs and increased unit sales to new and existing customers.

Cost of goods sold as a percentage of consolidated net sales was 85.2% ($171.9 million) for the three months ended June 30, 1995, a decrease of
0.7 percentage points, as compared to 85.9% ($172.6 million) for the same period in 1994. The decrease in cost of goods sold as a percentage of consolidated net sales principally resulted from improved manufacturing efficiencies, lower per unit manufacturing costs realized as a result of higher production volumes and lower depreciation expense.

Selling,  general  and   administrative  expenses   as  a   percentage  of
consolidated net sales declined 0.8 percentage points to 3.9% ($7.9 million) for the three months ended June 30, 1995, as compared to 4.7% ($9.5 million) for the three months ended June 30, 1994. The decrease in selling, general and administrative expenses for the three months ended June 30, 1995 as compared to the same period in the prior year resulted from the reversal of a corporate charge taken in the first quarter for legal costs paid and accrued for the acquisition of ANC's Food Metal and Specialty business (since the transaction has been consummated these costs will be capitalized) and reduced charges for uncollectible accounts.

Income from operations as a percentage of consolidated net sales increased
1.5 percentage points to 10.9% ($21.9 million) for the three months ended June 30, 1995, compared with 9.4% ($18.9 million) for the same period in 1994. The increase in income from operations as a percentage of consolidated net sales was attributable to the aforementioned improvement in gross margin and the decrease in selling, general and administrative expenses.

Income from operations as a percentage of net sales for the metal container business increased 1.2 percentage points to 12.5% ($18.0 million) during the second three months of 1995, as compared to 11.3% ($17.2 million) for the same period in the prior year, principally due to lower per unit manufacturing costs realized on greater production volume, lower depreciation expense and lower selling and administrative expenses.


                                                              Page 10 of 17
RESULTS OF OPERATIONS (continued)

Income from operations as a percentage of net sales attributable to the plastic container business for the three months ended June 30, 1995 was 6.2% ($3.5 million), as compared to 3.9% ($1.9 million) for the same period in 1994. The improved operating performance of the plastic container business resulted from increased unit sales volume and improved manufacturing efficiencies realized as a result of capital investment.

Interest expense increased by approximately $0.8 million to $9.7 million for the three months ended June 30, 1995. The increase resulted from higher average borrowing rates offset, in part, by lower average outstanding borrowings.

The provisions for income taxes for the three months ended June 30, 1995 and 1994 provide for federal, state and foreign taxes as if the Company were a separate taxpayer in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

As a result of the items discussed above, the net income for the three months ended June 30, 1995 was $7.4 million, $1.5 million greater than the net income for the three months ended June 30, 1994 of $5.9 million.

Six Months Ended June 30, 1995 Compared with
Six Months Ended June 30, 1994

Summary results for the Company's two business segments, metal and plastic containers, for the six months ended June 30, 1995 and 1994 are provided below.
                                                      June 30
                                                 1995         1994
                                                   (In millions)
       Net sales:
          Metal containers & other             $289.2        $289.1
          Plastic containers                    115.8          98.1
            Consolidated                       $405.0        $387.2

       Operating profit:
          Metal containers & other             $ 34.0        $ 29.4
          Plastic containers                      7.7           3.9
          Corporate                              (0.2)         (0.3)
            Consolidated                       $ 41.5        $ 33.0


                                                              Page 11 of 17
RESULTS OF OPERATIONS (continued)

Consolidated net sales increased $17.8 million, or 4.6%, to $405.0 million for the six months ended June 30, 1995, as compared to $387.2 million for the same period in 1994. This increase resulted from the generation of greater sales by the plastic container business, along with additional sales realized by the metal container business because of its longer reporting period. For interim reporting purposes, the accounting period for the metal container business ends on the last Friday of the applicable month. As a result, the operating results for the first six months of 1995 for the metal container business include activity for six more days than for the same period in 1994, which had the effect of increasing both sales and income for this segment.

Net sales for the metal container business (including paper containers) of $289.2 million for the six months ended June 30, 1995 were flat with net sales of $289.1 million for the same period in 1994. As compared to the first six months of the prior year, net sales of metal cans increased $1.3 million (0.5%) for the first six months of 1995 due to slightly greater unit volume. Sales to Nestle increased $6.5 million (6.4%) principally due to an increase in unit sales of pet food containers. Additionally, higher unit sales to Del Monte resulted in a $6.5 million (8.5%) increase in sales over the same period in 1994. Sales to other customers declined $11.6 million (11.0%) principally as a result of the delayed and anticipated smaller Midwest vegetable pack in 1995. Wet weather also contributed to a delayed and expected smaller tomato and fruit pack in California. Sales of paper containers included in the metal container segment declined $1.3 million to $4.1 million during 1995.

Net sales for the plastic container business of $115.8 million during the six months ended June 30, 1995 increased $17.7 million, or 18.1%, over net sales of $98.1 million for the same period in 1994. This increase was attributable to both higher average sales prices due to the pass through of higher resin costs and increased unit sales to new and existing customers.

Cost of goods sold as a percentage of consolidated net sales improved 1.3 percentage points to 85.5% ($346.1 million) for the six months ended June 30, 1995, as compared to 86.8% ($336.1 million) for the same period in 1994. The decrease in cost of goods sold as a percentage of consolidated net sales principally resulted from lower per unit manufacturing costs realized on higher production volumes, improved manufacturing efficiencies resulting from capital investment and plant rationalizations and lower depreciation expense.


                                                              Page 12 of 17
RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses as a percentage of consolidated net sales were 4.3% ($17.3 million) for the six months ended June 30, 1995, as compared to 4.7% ($18.1 million) for the six months ended June 30, 1994. The decrease in selling, general and administrative expenses as a percentage of consolidated net sales for the first six months of 1995 as compared to the same period in the prior year resulted from relatively flat period to period expense on greater sales volume.

Income from operations as a percentage of consolidated net sales increased
1.8 percentage points to 10.3% ($41.5 million) for the six months ended June 30, 1995, compared with 8.5% ($33.0 million) for the same period in 1994. The increase in income from operations as a percentage of consolidated net sales was attributable to the aforementioned improvement in gross margin and the decrease in selling, general and administrative expenses.

Income from operations as a percentage of net sales for the metal container business increased 1.5 percentage points to 11.7% ($34.0 million) during the first six months of 1995, as compared to 10.2% ($29.4 million) for the same period in the prior year, principally due to lower per unit manufacturing costs realized on greater unit production volume, improved manufacturing efficiencies and lower depreciation expense. Income from operations as a percentage of net sales attributable to the plastic container business for the six months ended June 30, 1995 was 6.7% ($7.7 million), as compared to 4.0% ($3.9 million) for the same period in 1994. The improved operating performance of the plastic container business resulted from increased unit sales volume and improved manufacturing efficiencies realized as a result of capital investment.

Interest expense increased by approximately $1.8 million to $19.1 million for the six months ended June 30, 1995 as a result of higher average borrowing rates offset, in part, by lower average outstanding borrowings.

The provisions for income taxes for the six months ended June 30, 1995 and 1994 provide for federal, state and foreign taxes as if the Company were a separate taxpayer in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

As a result of the items discussed above, net income for the six months ended June 30, 1995 was $13.1 million, $3.8 million greater than net income for the six months ended June 30, 1994 of $9.3 million.


                                                              Page 13 of 17
CAPITAL RESOURCES AND LIQUIDITY

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

For the first six months of 1995, the net borrowing of $27.2 million of working capital loans, proceeds of $3.3 million realized from the sale of assets and outstanding cash balances of $1.8 million were used to fund the seasonal increase in operating activities of $10.1 million, capital expenditures of $19.7 million and to repay $2.5 million of term loans. The Company's earnings before depreciation, interest, taxes and amortization for the six months ended June 30, 1995 increased by $6.9 million, or 13.2%, over the same period in the prior year to $59.3 million. At June 30, 1995, the Company had higher finished goods inventories than at June 30, 1994 principally due to the delayed vegetable pack. The Company anticipates that its finished goods level (without regard to the inventory acquired from ANC) will decline to prior year levels by October, the end of the pack season.

On August 1, 1995, Silgan, Containers and Silgan Plastics Corporation, a wholly owned subsidiary of the Company, entered into a $675 million credit facility pursuant to a new credit agreement (the "Credit Agreement") with various banks to finance the acquisition by Containers of ANC's Food Metal and Specialty business, to refinance and repay in full all amounts owing under their existing credit agreement and Silgan's $50 million Senior Secured Floating Rate Notes due 1997 (the "Secured Notes") and to pay dividends to Holdings in amount not to exceed $75 million for the repurchase of Holdings' 13-1/4% Senior Discount Debenture due 2002 (the "13-1/4% Debentures"). In conjunction therewith, on such date the Banks loaned the Company $175.0 million of A term loans, $225.0 million of B term loans and $112.8 million of working capital loans. With these proceeds, the Company (i) repaid $117.1 million of term loans and $37.0 million of working capital loans under its previous credit agreement, (ii) acquired from ANC substantially all of the fixed assets and working capital of its Food Metal and Specialty business for $336.3 million, which included $157.7 million for the net working capital of the business and, (iii) paid fees and expenses of $17.9 million. On or prior to August 31, 1995, the Banks have committed to lend an additional $50.0 million of A term loans to fund the prepayment by Silgan in full of its Secured Notes. The final maturity for the A term loans and working capital loans under the Credit Agreement is December 31, 2000, and for B term loans under the Credit Agreement is March 15, 2002.


                                                              Page 14 of 17
CAPITAL RESOURCES AND LIQUIDITY (continued)

In addition, the Credit Agreement permits Silgan to pay dividends to Holdings at any time prior to June 30, 1996 in an amount not to exceed $75.0 million for Holdings to use to repurchase its 13-1/4% Debentures. Silgan will fund such dividends to Holdings through borrowings of working capital loans under the Credit Agreement. The commitment under the Credit Agreement for working capital loans is initially $150.0 million, increasing at the time and by the amount of any such dividends paid by Silgan (up to a maximum commitment of $225.0 million).

Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. The acquisition of ANC's Food Metal and Specialty business increased the Company's seasonal metal containers business and as a result the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million ($150.0 million initially and increasing to a maximum of $225.0 million as discussed above). On August 1, 1995 the outstanding principal amount of working capital loans was
$112.8 million. Because the Company purchased ANC's Food Metal and Specialty business during its seasonal peak, it does not expect to incur much additional short term indebtedness during 1995 to finance its working capital requirements.

The Credit Agreement provides the Company with improved financial flexibility by (i) enabling Silgan to transfer funds to Holdings for payment by Holdings of cash interest on the 13-1/4% Debentures, (ii) extending the maturity of the Company's secured debt facilities by repaying amounts outstanding under the existing credit agreement and the Secured Notes, (iii) lowering the interest rate spread on its floating rate borrowings by 1/2%, as well as providing for further interest rate reductions in the event the Company attains certain financial targets, and
(iv) lowering Holdings consolidated average cost of indebtedness by permitting Silgan to dividend up to $75.0 million to Holdings with borrowings under the Credit Agreement, which amounts are to be used by Holdings to repurchase 13-1/4% Debentures.

Giving effect to both the acquisition of ANC's Food Metal and Specialty business and the Credit Agreement, and in addition to its operating needs, the Company's cash requirements over the next several years consist primarily of (i) annual capital expenditures of $50.0 to $60.0 million,
(ii) principal amortization payments of term loans under the Credit Agreement of $7.3 million, $27.3 million, $37.3 million, $52.3 million and $52.3 million over the next five years, respectively, (iii) the Company's


                                                              Page 15 of 17
CAPITAL RESOURCES AND LIQUIDITY (continued)

interest requirements (including interest on working capital loans, the principal amount which will vary depending upon seasonal requirements, and the term loans, all of which bear fluctuating rates of interest, and the 11-3/4% Notes), (iv) dividends to Holdings to fund semi-annual cash interest payments of up to $18.2 million (depending upon the actual amount of 13-1/4% Debentures repurchased by Holdings) on the 13-1/4% Debentures commencing in December 1996, and (v) payments of approximately $18.0 million for federal and state tax liabilities beginning in 1996 (assuming the redemption of the 13-1/4% Debentures at maturity) and increasing annually thereafter by approximately $5.0 million.

Management believes that cash generated by operations and funds from working capital borrowings under the Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements for the foreseeable future.


                                                              Page 16 of 17

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                 Description
     27                  Financial Data Schedule.

(b)  Reports on Form 8-K

On June 9, 1995, Silgan Corporation filed a Current Report on Form 8-K pertaining to Asset Purchase Agreement dated as of June 2, 1995 entered into by American National Can Company and Silgan Containers Corporation for the purchase by Silgan Containers Corporation of the assets of American National Can Company's Food Metal and Specialty business.


                                                              Page 17 of 17

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SILGAN CORPORATION


Dated:  August 14, 1995                 /s/Harley Rankin, Jr.
                                        Harley Rankin, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)




Dated:  August 14, 1995                 /s/Harold J. Rodriguez, Jr.
                                        Harold J. Rodriguez, Jr.
                                        Vice President and Controller
                                        (Chief Accounting Officer)