Form 10-K/A
period 1995-12-31
SILGAN CORP
filed 1996-04-05
CIK 825541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                       OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to _____________________

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
                   Documents Incorporated by Reference: None

         The purpose of this filing is to electronically file on the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) System pursuant to Rule 103 of Regulation S-T a complete copy of the Silgan Corporation (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (including the financial statements and exhibits filed therewith). Certain information which had previously been submitted to the EDGAR System as "subordinate segments" of that original Annual Report on Form 10-K is not readily available to the public as a result of technical difficulties. However, both the "master segment" and all "subordinate segments" of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1995 had been electronically submitted to, and accepted by, the EDGAR system, on a timely basis on March 29, 1996. This amended filing is identical in all respects with that original Annual Report on Form 10-K with the exception that the amended filing has been formatted in a manner which will permit public access to the information contained in the original "subordinate segments" without technical difficulties.




                                  SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SILGAN CORPORATION



DATE:   April 4, 1996                    By: /s/ Harley Rankin, Jr.
                                            ----------------------
                                            Harley Rankin, Jr.
                                            Executive Vice President,
                                            Chief Financial Officer
                                            and Treasurer

                               INDEX TO EXHIBITS



Exhibit No.                                   Exhibit


    27                               Financial Data Schedule.

    99                               Annual Report on Form 10-K filed by the
                                     Company on March 29, 1996.