Form 10-Q
period 1996-03-31
SILGAN CORP
filed 1996-05-15
CIK 825541

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______.


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

                           Yes [ X ]   No [   ]

As of May 10, 1996 the number of shares outstanding of each of the issuer's classes of common stock is as follows:

          Classes of shares of                         Number of
common stock outstanding, $0.01 par value          shares outstanding

                Class A                                    1
                Class B                                    1

Part I. Financial Information
Item 1. Financial Statements

                            SILGAN CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                          March 31,  March 31,  Dec. 31,
                                            1996       1995       1995
                                         (unaudited)(unaudited)(audited)
ASSETS
Current assets:
  Cash and cash equivalents                $  5,980  $  1,335  $  2,092
  Accounts receivable, net                   98,177    75,205   109,929
  Inventories                               254,092   148,501   210,471
  Prepaid expenses and other current
   assets                                    10,911     5,132     5,731
     Total current assets                   369,160   230,173   328,223

Property, plant and equipment, net          491,177   251,832   487,301
Goodwill, net                                43,204    29,699    43,562
Other assets                                 28,194    19,733    29,637
Advance to Parent                            57,596       -      57,596
                                           $989,331  $531,437  $946,319

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Trade accounts payable                   $113,674  $ 50,416  $138,195
  Accrued payroll and related costs          40,613    28,207    32,805
  Accrued interest payable                    8,340     5,713     4,358
  Other accrued expenses                     38,506    20,172    43,062
  Bank working capital loans                 60,150    15,200     7,100
  Current portion of long-term debt          27,192    19,514    28,140
     Total current liabilities              288,475   139,222   253,660

Long-term debt                              549,610   282,568   549,610
Deferred income taxes                         3,017    13,247     3,017
Other long-term liabilities                  70,696    25,870    69,576

Stockholder's equity:
  Additional paid-in capital                 75,935    70,935    73,635
  Retained earnings (deficit)                 1,598      (405)   (3,179)
     Total stockholder's equity              77,533    70,530    70,456
                                           $989,331  $531,437  $946,319

                         See accompanying notes.

                            SILGAN CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                          (Dollars in thousands)


                                                    Three Months Ended

                                                   March 31,   March 31,
                                                      1996        1995

Net sales                                           $279,860   $203,264

Cost of goods sold                                   243,313    174,265

  Gross profit                                        36,547     28,999

Selling, general and administrative expenses          12,647      9,399

  Income from operations                              23,900     19,600

Interest expense and other related financing costs    15,823      9,415

  Income before income taxes                           8,077     10,185

Income tax provision                                   3,300      4,400

  Net income                                        $  4,777   $  5,785









                         See accompanying notes.

                            SILGAN CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Dollars in thousands)
                                                        Three Months Ended

                                                       March 31,  March 31,
                                                          1996      1995

Cash flows from operating activities:
  Net income                                           $  4,777  $  5,785
  Adjustments to reconcile net income to net
       cash (used) provided by operating activities:
     Depreciation                                        14,589     8,333
     Amortization                                         1,836     1,598
     Contribution by Parent for Federal income tax
       provision                                          2,300     1,400
     Changes in assets and liabilities:
          Decrease (increase) in accounts receivable     11,713   (10,025)
          (Increase) in inventories                     (43,621)  (26,072)
          (Decrease) increase in trade accounts payable (24,521)   13,571
          Other, net                                      1,776     9,075
            Total adjustments                           (35,928)   (2,120)
     Net cash (used) provided by operating activities   (31,151)    3,665

Cash flows from investing activities:
  Capital expenditures                                  (18,558)   (8,359)
  Proceeds from sale of assets                            1,495     3,218
     Net cash used in investing activities              (17,063)   (5,141)

Cash flows from financing activities:
  Borrowings under working capital loans                210,350    89,710
  Repayments under working capital loans               (157,300)  (87,110)
  Repayment of term loans                                  (948)   (2,454)
       Net cash provided by financing activities         52,102       146

Net increase (decrease) in cash and cash equivalents      3,888    (1,330)
Cash and cash equivalents at beginning of year            2,092     2,665
Cash and cash equivalents at end of period             $  5,980  $  1,335


Supplementary data:
  Interest paid                                        $ 10,864  $  4,304
  Income taxes paid                                         214     2,648

                         See accompanying notes.

                            SILGAN CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at March 31, 1996 and 1995 and for the
                  three months then ended is unaudited)
                          (Dollars in thousands)


1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Corporation ("Silgan" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Silgan's financial position as of March 31, 1996 and 1995 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995, and the statements of cash flows for the three months ended March 31, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in Silgan's Annual Report on Form 10-K for the year ended December 31, 1995.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of" in the first quarter of 1996. Under SFAS No. 121, impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by the assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of assets to their carrying amount. There were no impairment losses recognized during the first quarter of 1996 as a result of the adoption of SFAS No. 121.

                            SILGAN CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at March 31, 1996 and 1995 and for the three months then ended is unaudited)



1.  Basis of Presentation (continued)

The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for 1996. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or follow the current accounting methods as prescribed under APB No. 25. The Company has not elected to adopt SFAS No. 123 and continues to recognize compensation expense in accordance with APB No. 25.



2.  Inventories

Inventories consisted of the following (dollars in thousands):

                                        March 31,  March 31,  Dec. 31,
                                           1996       1995      1995

  Raw materials                         $ 44,771   $ 31,063   $ 46,027
  Work-in-process                         21,638     24,890     24,869
  Finished goods                         178,863     96,462    135,590
  Spare parts and other                    7,823      1,383      6,344
                                         253,095    153,798    212,830
  Adjustment to value inventory
    at cost on the LIFO Method               997     (5,297)    (2,359)
                                        $254,092   $148,501   $210,471

                            SILGAN CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at March 31, 1996 and 1995 and for the three months then ended is unaudited)


3.   Acquisitions

Set forth below is the Company's summary unaudited pro forma results of operations for the three months ended March 31, 1995. The unaudited pro forma results of operations of the Company for the three months ended March 31, 1995 include the historical results of the Company and the Food Metal & Specialty business of American National Can ("AN Can") for such period and give effect to certain pro forma adjustments. The pro forma adjustments made to the historical results of operations for March 31, 1995 reflect the effect of purchase accounting adjustments based upon preliminary appraisals and valuations, the financing of the acquisition by the Company, the refinancing of the Company's secured debt obligations, and certain other adjustments as if these events had occurred as of the beginning of the 1995. The following unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the transactions in fact occurred on January 1, 1995, or to project the Company's results of operations for any future period (dollars in thousands):

                                                  Pro forma
                                                   March 31,
                                                      1995

          Net sales                                $311,868
          Income from operations                     28,140
          Income before income taxes                 11,300
          Net income                                  6,667


4.  Advance to Parent

During the year ended December 31, 1995, the Company advanced to Silgan Holdings Inc. ("Holdings" or "Parent"), on a non-interest bearing basis, $57.6 million in order for Holdings to purchase $61.7 million face amount of its 13 1/4% Senior Discount Debentures due 2002 ("Holdings' Debentures"). In June of 1996, the Company intends to make an additional non-interest bearing advance of $17.4 million to Holdings to fund the redemption by Holdings of a portion of its Discount Debentures.

Item 2.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Results of Operations - Historical

Three months Ended March 31, 1996 Compared with
Three Months Ended March 31, 1995

Summary results for the Company's two business segments, metal and plastic containers, for the three months ended March 31, 1996 and 1995 are provided below.

                                                March 31,
                                             1996         1995
                                           (Dollars in millions)
Net sales:
    Metal containers and other             $226.4        $144.7
    Plastic containers                       53.5          58.6
       Consolidated                        $279.9        $203.3

Operating profit:
    Metal containers and other             $ 19.8        $ 15.9
    Plastic containers                        4.2           4.3
    Corporate expense                        (0.1)         (0.6)
       Consolidated                        $ 23.9        $ 19.6


Consolidated net sales increased $76.6 million, or 37.7%, to $279.9 million for the three months ended March 31, 1996, as compared to net sales of $203.3 million for the same three months in the prior year. This increase resulted primarily from net sales generated by the AN Can operations offset, in part, by lower net sales of metal containers to Silgan's existing customer base and lower net sales of plastic containers.

Net sales for the metal container business (including net sales of its specialty business of $22.6 million) were $226.4 million for the three months ended March 31, 1996, an increase of $81.7 million from net sales of $144.7 million for the same period in 1995. Net sales of metal cans of $203.8 million for the three months ended March 31, 1996 were $61.2 million greater than net sales of metal containers of $142.6 million for the same period in 1995. This increase resulted principally from net sales of metal cans generated by the AN Can operations of $85.6 million during the first three months of 1996. The decline in sales of metal containers to Silgan's existing customers of $24.4 million during the first quarter of 1996 as compared to the first quarter of 1995 was primarily attributable to lower unit volume. Approximately half of the decline reflects the expected production and shipment of vegetable pack cans in the second and third quarters of 1996 as compared to the first quarter of 1995, and the remainder of the decline relates to lower unit sales of products other than vegetable containers.

Sales of specialty items included in the metal container segment increased $20.5 million to $22.6 million during the three months ended March 31, 1996 as compared to the same period in 1995, due to additional sales generated in 1996 by the operations acquired from AN Can.

Net sales for the plastic container business of $53.5 million during the three months ended March 31, 1996 decreased $5.1 million from net sales of $58.6 million for the same period in 1995. The decline in net sales resulted principally from the pass through of lower resin costs.

Cost of goods sold as a percentage of consolidated net sales was 86.9% ($243.3 million) for the three months ended March 31, 1996, an increase of
1.2 percentage points as compared to 85.7% ($174.3 million) for the same period in 1995. The increase in cost of goods sold as a percentage of net sales was primarily attributable to the higher cost base of the AN Can operations and increased per unit manufacturing costs resulting from lower can production volumes, offset, in part, by improved operating efficiencies due to plant consolidations and synergies realized from the AN Can acquisition.

Selling,  general   and  administrative   expenses  as   a  percentage   of
consolidated net sales declined 0.1 percentage points to 4.5% ($12.6 million) for the three months ended March 31, 1996, as compared to 4.6%
($9.4 million) for the three months ended March 31, 1995. The decrease in selling, general and administrative expenses as a percentage of net sales principally reflects the expected lower administrative expense realized from the integration of AN Can  and the Company, despite the incurrence  of
redundant costs  during the  integration.   The  Company expects  that  its
selling, general and administration costs as a percentage of sales will continue to decline in 1996 as it completes the integration of the administrative functions of its metal container business.

Income from operations as a percentage of consolidated net sales was 8.5% ($23.9 million) for the three months ended March 31, 1996, as compared with 9.6% ($19.6 million) for the same period in 1995. The decline in income from operations as a percentage of consolidated net sales was primarily attributable to the aforementioned decline in gross margin.

Income from operations as a percentage of net sales for the metal container business was 8.8% ($19.8 million) for the three months ended March 31, 1996, as compared to 11.0% ($15.9 million) for the same period in the prior year. The decrease in income from operations as a percentage of net sales for the metal container business principally resulted from higher per unit manufacturing costs incurred as a result of lower production volume and lower margins realized on sales made from AN Can facilities due to their higher cost base.

Income from operations as a percentage of net sales for the plastic container business was 7.9% ($4.2 million) for the three months ended March 31, 1996, as compared to 7.3% ($4.3 million) for the same period in 1995. The operating performance of the plastic container business improved as a result of production planning and scheduling efficiencies and benefits realized from capital investment.

Interest expense increased $6.4 million to $15.8 million for the three months ended March 31, 1996, principally as a result of increased borrowings to finance the acquisition of AN Can and the redemption of a portion of Holdings Debentures, offset, in part, by slightly lower average borrowing rates.

The provisions for income taxes for the three months ended March 31, 1996 and 1995 provide for federal, state and foreign taxes as if the Company were a separate taxpayer in accordance with SFAS No. 109, "Accounting for Income Taxes".

As a result of the items discussed above, net income for the three months ended March 31, 1996 was $4.8 million, as compared to $5.8 million for the three months ended March 31, 1995.

Results of Operations - Pro forma

Three months Historical Ended March 31, 1996 Compared with
Three Months Pro Forma Ended March 31, 1995

The following table compares the historical results of operations of the Company for the three months ended March 31, 1996, to the pro forma results of operations of the Company and AN Can for the three months ended March 31, 1995, after giving effect to the acquisition of AN Can as of the beginning of 1995.

The pro forma data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on preliminary appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's secured debt obligations, and certain other adjustments as if these events occurred as of the beginning of the period presented. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The purchase price allocation will be finalized within one year of the closing of the acquisition of AN Can and may differ from that used for the pro forma data. Differences between actual and preliminary valuations, actuarially computed employee benefit costs, and expenses associated with plant rationalizations may cause adjustments to the AN Can purchase price allocation. The unaudited pro forma combined financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred on the date or at the beginning of the period indicated, or to project the Company's financial position or results of operations for any future date or period. The pro forma  information  presented  should  be  read  in  conjunction  with  the historical results of operations of the Company for the quarters ended March 31, 1996 and 1995.
                                              Three Months Ended
                                            Historical   Pro forma
                                             March 31,   March 31,
                                              1996         1995
                                             (Dollars in millions)
Net sales:
    Metal containers and other              $226.4        $253.3
    Plastic containers                        53.5          58.6
       Consolidated                         $279.9        $311.9

Operating profit:
    Metal containers and other              $ 19.8        $ 24.4
    Plastic containers                         4.2           4.3
    Corporate expense                         (0.1)         (0.6)
       Consolidated                         $ 23.9        $ 28.1

Consolidated net sales for the three months ended March 31, 1996 declined $32.0 million as compared to pro forma consolidated net sales for the same period in the prior year. The decrease in net sales was attributable to a decline in net sales to Silgan's existing customers of $24.4 million due to the expected production and shipment of vegetable pack cans in the second and third quarters of 1996 as compared to the first quarter of 1995 and lower unit sales of products other than vegetable containers, lower sales from the AN Can facilities of $4.9 million principally due to a customer shifting to self manufacturing, and lower sales of plastic containers due to the pass through of lower resin costs, offset, in part, by higher sales of specialty packaging products.

Income from operations as a percentage of consolidated net sales for the three months ended March 31, 1996 was 8.5% ($23.9 million) as compared to pro forma income from operations as a percentage of sales of 9.0% ($28.1 million) for the three months ended March 31, 1995. Management believes that the decrease in income from operations for the three months ended March 31, 1996 as compared to pro forma income from operations for the same period in the prior year was attributable to increased per unit costs realized on lower production and sales volumes offset by the realization of greater than anticipated manufacturing synergies and slightly lower selling, general and administrative expenses.


Capital Resources and Liquidity

Silgan's liquidity requirements arise primarily from its obligations under the indebtedness incurred in connection with its acquisitions and the refinancing of such indebtedness, capital investment in new and existing equipment and the funding of Silgan's seasonal working capital needs. Historically, Silgan has met these liquidity requirements through cash flow generated from operating activities and working capital borrowings. As described below, beginning in December 1996 Silgan's liquidity requirements will also be affected by the interest associated with Holdings' indebtedness.

For the first three months of 1996, net borrowings of working capital loans of $53.1 million and proceeds of $1.5 million from the sale of assets were used to fund $31.2 million of the Company's operating activities, capital expenditures of $18.6 million, the repayment of $0.9 million of term loans, and increase cash balances by $3.9 million. The Company's earnings before depreciation, interest, taxes and amortization ("EBDITA") for the three months ended March 31, 1996 increased by $11.5 million to $40.3 million in comparison to the same period in 1995. The increase in EBDITA principally reflected the generation of additional cash earnings from the AN Can operations.

For the three months ended March 31, 1996, the operating cash flow of the Company declined from the same period in the prior year primarily as a result of the increased working capital needed, mainly for inventory, to support the AN Can operations. Inventories increased due to the normal seasonal build while accounts receivable declined from year-end as a result of lower sales volume in 1996 and the payment by certain customers of amounts due at year-end in early 1996. The decline in trade accounts payable is attributable to the adoption by Silgan of vendor payment terms similar to AN Can.

Management believes that the average working capital needs of the combined operations of the Company and AN Can for 1996 as compared to the pro forma combined operations in the prior year will decline predominately as a result of carrying a lower amount of finished goods inventory due to scheduling production closer to the summer seasonal peak and the change in vendor payment terms referred to above.

Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. The acquisition of AN Can increased Silgan's seasonal metal containers business, and as a result the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements, and it is estimated that approximately $170 million of its working capital revolver, including letters of credit, will be utilized at its peak in June 1996.

As of March 31, 1996, the outstanding principal amount of working capital loans of the Company was $60.2 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $141.3 million.

Effective June 15, 1996, Silgan intends to advance $17.4 million to Holdings to fund the redemption of Holdings' Debentures at their fully accreted value. Interest on Holdings' Debentures is payable at a rate of 13 1/4% per annum from and after June 15, 1996, and commencing on December 15, 1996 semi-annual interest payments of up to $13.0 million will be required to be made thereon. Silgan intends to make such funds available to Holdings to enable it to pay interest on Holdings' Debentures.

Presently, Silgan is actively considering refinancing a portion of Holdings' Debentures with lower cost indebtedness. In addition, Silgan and Holdings are considering refinancing the remainder of Holdings' Debentures through other debt financings and/or equity financings, including a public offering of equity in which case the amount of funding from Silgan for the semi-annual interest payments will decline. Any such financings would depend upon the market conditions existing at the time and would have to be effected in compliance with Silgan's and/or Holdings', as the case may be, agreements in respect of their respective indebtedness.

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

    Exhibit Number              Description
         27                Financial Data Schedule

(b)  Reports on Form 8-K

           None

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILGAN CORPORATION




Dated:  May 15, 1996                    /s/Harley Rankin, Jr.
                                        Harley Rankin, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)




Dated:  May 15, 1996                    /s/Harold J. Rodriguez, Jr.
                                        Harold J. Rodriguez, Jr.
                                        Vice President and Controller
                                        (Chief Accounting Officer)