Form 10-Q
period 1996-09-30
SILGAN CORP
filed 1996-11-04
CIK 825541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1996 or

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

                                Yes [ X ] No [ ]

As of November 4, 1996, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

               Classes of shares of                        Number of
     common stock outstanding, $0.01 par value         shares outstanding
     -----------------------------------------         ------------------

                    Class A                                   1
                    Class B                                   1

Part I. Financial Information
Item 1. Financial Statements

                               SILGAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                             Sept. 30,     Sept. 30,    Dec. 31,
                                               1996          1995         1995
                                            (unaudited)  (unaudited)   (audited)
                                            -----------  -----------   ---------
ASSETS
Current assets:
     Cash and cash equivalents ...........   $  3,071    $    3,847    $  2,092
     Accounts receivable, net ............    218,883       262,819     109,929
     Inventories .........................    190,690       196,584     210,471
     Prepaid expenses and other
        current assets ...................      9,801        21,111       5,731
                                             --------    ----------    --------
         Total current assets ............    422,445       484,361     328,223

Property, plant and equipment, net .......    479,505       496,392     487,301
Goodwill, net ............................     52,801        43,966      43,562
Other assets .............................     38,783        41,007      29,637
                                             --------    ----------    --------
                                             $993,534    $1,065,726    $946,319
                                             ========    ==========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Trade accounts payable ..............   $ 86,609    $   96,159    $138,195
     Accrued payroll and related costs ...     40,811        35,400      32,805
     Accrued interest payable ............     14,330        10,449       4,358
     Other accrued expenses ..............     32,584        38,351      43,062
     Bank working capital loans ..........    126,000       184,000       7,100
     Current portion of long-term debt ...     28,454         7,250      28,140
                                             --------    ----------    --------
         Total current liabilities .......    328,788       371,609     253,660

Long-term debt ...........................    673,348       577,750     549,610
Deferred income taxes ....................       --          13,017       3,017
Other long-term liabilities ..............     74,943        78,659      69,576

Common stockholder's equity:
     Additional paid-in capital ..........     90,135        74,635      73,635
     Accumulated deficit .................   (173,680)      (49,944)    (60,775)
                                             --------    ----------    --------
         Total common stockholder's equity    (83,545)       24,691      12,860
                                             --------    ----------    --------
                                             $993,534    $1,065,726    $946,319
                                             ========    ==========    ========

                             See accompanying notes.

                               SILGAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                            Three Months Ended
                                                            ------------------
                                                           Sept. 30,   Sept. 30,
                                                             1996        1995
                                                             ----        ----

Net sales ..............................................    $473,563    $406,515

Cost of goods sold .....................................     414,589     364,832
                                                            --------    --------

     Gross profit ......................................      58,974      41,683

Selling, general and administrative expenses ...........      15,129      13,144
                                                            --------    --------

     Income from operations ............................      43,845      28,539

Interest expense and other related financing costs .....      20,081      15,977
                                                            --------    --------

     Income before income taxes ........................      23,764      12,562

Income tax provision ...................................       8,350       5,100
                                                            --------    --------

     Income before extraordinary charge ................      15,414       7,462

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ................        --         2,967
                                                            --------    --------

     Net income ........................................    $ 15,414    $  4,495
                                                            ========    ========












                             See accompanying notes.

                               SILGAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                             Nine Months Ended
                                                             -----------------
                                                           Sept. 30,   Sept. 30,
                                                             1996        1995
                                                             ----        ----

Net sales ............................................    $1,080,486    $811,505

Cost of goods sold ...................................       935,813     710,975
                                                          ----------    --------

     Gross profit ....................................       144,673     100,530

Selling, general and administrative expenses .........        41,970      30,459
                                                          ----------    --------

     Income from operations ..........................       102,703      70,071

Interest expense and other related financing costs ...        52,474      35,068
                                                          ----------    --------

     Income before income taxes ......................        50,229      35,003

Income tax provision .................................        19,500      14,400
                                                          ----------    --------

     Income before extraordinary charge ..............        30,729      20,603

Extraordinary charge related to early
   extinguishment of debt, net of taxes ..............          --         2,967
                                                          ----------    --------

     Net income ......................................    $   30,729    $ 17,636
                                                          ==========    ========












                             See accompanying notes.

                               SILGAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                             Nine Months Ended
                                                             -----------------
                                                            Sept. 30,  Sept. 30,
                                                              1996       1995
                                                              ----       ----
Cash flows from operating activities:
  Net income .............................................  $ 30,729   $ 17,636
  Adjustments to reconcile net income to net
   cash (used) provided by operating activities:
    Depreciation .........................................    40,009     27,233
    Amortization .........................................     5,884      4,848
    Contribution by Parent for federal income
       tax provision .....................................    16,500      6,700
    Extraordinary charge relating to early
       extinguishment of debt, net of taxes ..............      --        2,967
    Changes in assets and liabilities:
         (Increase) in accounts receivable ...............  (106,461)   (55,512)
         Decrease in inventories .........................    21,238     14,472
         (Decrease) increase in trade accounts payable ...   (51,586)     2,508
         Net working capital used by AN Can from
            8/1/95 to 9/30/95 ............................      --      (11,195)
         Other, net ......................................    (2,872)    10,905
                                                            --------   --------
               Total adjustments .........................   (77,288)     2,926
                                                            --------   --------
      Net cash (used) provided by operating activities ...   (46,559)    20,562
                                                            --------   --------

Cash flows from investing activities:
    Acquisition of ANC's Food Metal & Specialty business .   (13,121)  (347,052)
    Capital expenditures .................................   (38,624)   (30,414)
    Proceeds from sale of assets .........................     1,521      3,398
                                                            --------   --------
      Net cash used in investing activities ..............   (50,224)  (374,068)
                                                            --------   --------

Cash flows from financing activities:
    Borrowings under working capital loans ...............   710,550    490,410
    Repayments under working capital loans ...............  (591,650)  (333,672)
    Proceeds from issuance of long-term debt .............   125,000    450,000
    Repayment of long-term debt ..........................      (948)  (169,660)
    Dividend to Parent ...................................  (143,634)   (57,596)
    Debt issuance costs ..................................    (1,556)   (21,000)
    Payments to former shareholders ......................      --       (3,794)
                                                            --------   --------
      Net cash provided by financing activities ..........    97,762    354,688
                                                            --------   --------

Net increase in cash and cash equivalents ................       979      1,182
Cash and cash equivalents at beginning of year ...........     2,092      2,665
                                                            --------   --------
Cash and cash equivalents at end of period ...............  $  3,071   $  3,847
                                                            ========   ========

Supplementary data:
      Interest paid ......................................  $ 39,879   $ 23,017
      Income taxes paid ..................................       568      8,592

                             See accompanying notes.

                               SILGAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Corporation ("Silgan" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Silgan's financial position as of September 30, 1996 and 1995 and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995, and the statements of cash flows for the nine months ended September 30, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with Silgan's financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to prior year's financial statements to conform with current year presentation. See also Note 5.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. Under SFAS No. 121, impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by the assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of assets to their carrying amount. There were no impairment losses recognized during the first nine months of 1996 as a result of the adoption of SFAS No. 121.

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

                               SILGAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)

2.  Inventories

Inventories consisted of the following (in thousands):

                                           Sept. 30,    Sept. 30,     Dec. 31,
                                             1996         1995          1995
                                             ----         ----          ----
Raw materials and supplies ..........     $ 37,314      $ 39,675       $ 46,027
Work-in-process .....................       32,792        22,588         24,869
Finished goods ......................      111,229       132,804        135,590
Spare parts and other ...............        7,663         6,345          6,344
                                          --------      --------       --------
                                           188,998       201,412        212,830
Adjustment to value inventory
   at cost on the LIFO Method .......        1,692        (4,828)        (2,359)
                                          --------      --------       --------
                                          $190,690      $196,584       $210,471
                                          ========      ========       ========

3.  Acquisitions

Set forth below is the Company's summary unaudited pro forma results of operations for the nine months ended September 30, 1995. The unaudited pro forma results of operations of the Company for the nine months ended September 30, 1995 include the historical results of the Company and the Food Metal & Specialty business of American National Can Company ("AN Can") for such period and give effect to certain pro forma adjustments. The pro forma adjustments made to the historical results of operations for September 30, 1995 reflect the effect of purchase accounting adjustments based upon appraisals and valuations, the financing of the acquisition of AN Can by the Company, the refinancing of certain of the Company's debt obligations, and certain other adjustments as if these events had occurred as of the beginning of 1995. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The pro forma results of operations do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with Containers' existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. Pro forma adjustments have not been made to interest expense for the nine months ended September 30, 1995 for the refinancings described in Note 4 or for the subsequent events discussed in Note
7. The following unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the transactions in fact occurred on January 1, 1995, or to project the Company's results of operations for any future period (in thousands):

                                                             Pro forma
                                                        September 30, 1995
                                                        ------------------
          Net sales ................................        $1,113,982
          Income from operations ...................            93,140
          Income before income taxes ...............            42,826
          Net income ...............................            25,267

                               SILGAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


3.  Acquisitions (continued)

In connection with the acquisition of AN Can, the Company has finalized its plant rationalization and integration plans. These plans consist primarily of the closing or downsizing of certain manufacturing plants and the integration of the selling, general, and administrative functions of the former AN Can operations with the Company. The Company estimates that costs related to such plans include approximately $6.6 million related to plant exit costs, $22.6 million related to employee severance and relocation costs, and $3.5 million related to administrative workforce reductions. The timing of the plant rationalizations, among other things, will be dependent on covenants in existing labor agreements and accordingly these costs will be incurred during the period from late 1996 through early 1998. Through September 30, 1996, costs of $3.3 million related to administrative workforce reductions and relocation were incurred.

During 1996, the purchase price allocation for the AN Can acquisition was adjusted for differences between the actual and preliminary valuations for the asset appraisals and for projected employee benefit costs as well as for a revision in estimated costs of plant rationalizations, administrative workforce reductions and other various matters. The final purchase price allocation resulted in an adjustment to increase goodwill by $10.7 million.


4.  Long Term Debt

On May 31, 1996, the Company amended its Credit Agreement to, among other things, provide for the borrowing by the Company of an additional $125.0 million of B term loans. On July 3, 1996, Silgan borrowed the additional B term loans and, as permitted under the Credit Agreement, used the proceeds therefrom to fund the redemption by Silgan Holdings Inc. ("Holdings") of $125.0 million principal amount of Holdings' 13 1/4% Senior Discount Debentures due 2002 ("Holdings Discount Debentures").

As a result of the additional borrowing, the aggregate annual maturities of long-term debt of the Company are as follows (in thousands):

                     1996......................     $ 28,454
                     1997......................       38,433
                     1998......................       53,401
                     1999......................       53,401
                     2000......................      126,130
                     2001 and thereafter.......      401,983
                                                    --------
                                                    $701,802
                                                    ========

                               SILGAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


5.  Dividend to Parent

During 1996, the Company dividended to Holdings $143.6 million with proceeds from the additional B term loans and the borrowing of working capital loans, which were used to fund the redemption by Holdings of $142.4 million principal amount of Holdings Discount Debentures and pay accrued interest thereon.

As a result of the distributions made to Holdings in 1996, Silgan has reclassified its advance of $57.6 million made to Holdings in 1995 as a dividend.


6.  Issuance of Preferred Stock by Parent

On July 22, 1996, Holdings issued 50,000 shares of 13 1/4% Exchangeable Preferred Stock ("Holdings Preferred Stock"), mandatorily redeemable in 2006, at $1,000 per share which represents the liquidation preference of Holdings Preferred Stock. Net proceeds of $47.8 million from this issuance were used by Holdings to purchase its Class B Common Stock held by Mellon Bank N.A., as trustee for First Plaza Group Trust, for $35.8 million and to redeem $12.0 million principal amount of Holdings Discount Debentures.

The Holdings Preferred Stock holders are entitled to receive cumulative dividends at 13 1/4% per annum, which are payable quarterly in cash or, on or prior to July 15, 2000 at the sole option of Holdings, in additional shares of Holdings Preferred Stock. After July 15, 2000, dividends may be paid only in cash. The dividend payable on October 15, 1996 was paid in additional shares of Holdings Preferred Stock.

The Holdings Preferred Stock is exchangeable into Holdings' Subordinated Debentures due 2006 ("Holdings Exchange Debentures"), in whole but not in part, at the option of Holdings, subject to certain conditions. The Holdings Exchange Debentures will bear interest at the dividend rate in effect with respect to the Holdings Preferred Stock. Interest on the Holdings Exchange Debentures will be payable semi-annually and, on or prior to July 15, 2000, Holdings may pay such interest by issuing additional Holdings Exchange Debentures. If by July 22, 1997 the Holdings Preferred Stock has not been exchanged for Holdings Exchange Debentures, the dividend rate on the Holdings Preferred Stock will increase by 0.5% per annum to 13 3/4% per annum until such exchange occurs.

                               SILGAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


7.  Subsequent Events

1996 Acquisition
----------------

On October 9, 1996, the Company acquired substantially all of the assets of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), a metal food container manufacturer and a wholly-owned subsidiary of Curtice Burns Foods, Inc. ("Curtice Burns") for approximately $29.9 million. As part of the transaction, the Company entered into a ten-year supply agreement with Curtice Burns to supply all of the metal food container requirements of Curtice Burns' Comstock Michigan Fruit and Brooks Foods divisions. For its fiscal year ended June 29, 1996, Finger Lakes had net sales of $48.8 million. The Company financed this acquisition through working capital borrowings under its Credit Agreement.

1996 Public Offering by Holdings
--------------------------------

In September 1996, Holdings filed a registration statement on Form S-2 for an initial public offering ("IPO") of Holdings' common stock. In the event that the proposed IPO occurs, Holdings expects to use the net proceeds received to redeem the remaining outstanding amount of Holdings Discount Debentures (approximately $59.0 million). Upon the closing of the IPO, the Company will recognize a non-cash charge of approximately $16.1 million for the excess of fair market value over the grant price of the variable stock options under the Containers and Plastics option plans which convert to Holdings options.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited historical results for the Company's two business segments, metal and plastic containers, for the three months ended September 30, 1996 and 1995 and summary pro forma results for the Company's two business segments for the three months ended September 30, 1995 (after giving effect to the acquisition of AN Can as of the beginning of 1995) are provided below.

The pro forma data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's debt obligations, and certain other adjustments, as if these events occurred as of the beginning of the period presented. The unaudited pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred at the beginning of the period indicated, or to project the Company's financial position or results of operations for any future date or period. The pro forma financial data do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with the Company's existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. The pro forma information presented should be read in conjunction with the historical results of operations of the Company for the periods ended September 30, 1996 and 1995.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       Historical      Pro Forma
                                                     1996      1995       1995
                                                     ----      ----       ----
                                                          (In millions)
Net sales:
     Metal containers and other .............      $417.6     $353.8     $411.3
     Plastic containers .....................        56.0       52.7       52.7
                                                   ------     ------     ------
         Consolidated .......................      $473.6     $406.5     $464.0
                                                   ======     ======     ======

Operating profit:
     Metal containers and other .............      $ 39.7     $ 26.7     $ 29.2
     Plastic containers .....................         4.2        2.0        2.0
     Corporate expense ......................        (0.1)      (0.2)      (0.2)
                                                   ------     ------     ------
         Consolidated .......................      $ 43.8     $ 28.5     $ 31.0
                                                   ======     ======     ======

Historical Three Months Ended September 30, 1996 Compared with Historical Three Months ended September 30, 1995

Net Sales. Consolidated net sales increased $67.1 million, or 16.5%, to $473.6 million for the three months ended September 30, 1996, as compared to net sales of $406.5 million for the same three months in the prior year. For the three months ended September 30, 1996 as compared to the same period in 1995, the Company had higher net sales of metal containers to existing customers, higher net sales of plastic containers and realized the benefit of an additional month of sales in 1996 from the former AN Can operations. AN Can was acquired on August 1, 1995, and therefore the Company's historical 1995 results did not include its financial results before that date.

Net sales for the metal container business (including net sales of its specialty business of $23.9 million) were $417.6 million for the three months ended September 30, 1996, an increase of $63.8 million from net sales of $353.8 million for the same period in 1995. Net sales of metal cans of $393.7 million for the three months ended September 30, 1996 were $54.8 million greater than net sales of metal cans of $338.9 million for the same period in 1995. This increase resulted from net sales of metal cans generated by the former AN Can operations during July 1996 of $52.1 million, an increase in unit sales of metal containers in the third quarter of 1996 due to a better vegetable pack harvest in 1996 as compared to 1995, and the planned shift of production and shipment of some fruit and vegetable pack metal containers from the first half of the year to the third and fourth quarters to more closely coincide production with the fruit and vegetable pack harvest, offset to a limited extent by volume losses with certain customers.

Sales of specialty items included in the metal container segment increased $9.0 million to $23.9 million during the three months ended September 30, 1996 as compared to the same period in 1995, due to both increased unit sales and additional sales generated during July 1996 by the former AN Can operations. As mentioned above, the historical results of the Company did not include AN Can's financial results until August 1995.

Net sales for the plastic container business of $56.0 million during the three months ended September 30, 1996 increased $3.3 million from net sales of $52.7 million for the same period in 1995. This increase in net sales resulted from higher unit sales, offset, in part, by the pass through of lower resin costs.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.5% ($414.6 million) for the three months ended September 30, 1996, a decrease of 2.2 percentage points as compared to 89.7% ($364.8 million) for the same period in 1995. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to lower per unit manufacturing costs resulting from significantly higher can production volumes, the benefit of synergies realized through the acquisition of AN Can, lower indirect costs due to plant consolidations, and improved manufacturing performance by the plastic container business. Higher can production volumes during this quarter resulted from the scheduled production of cans later in the year to more closely coincide production with the fruit and vegetable pack harvest.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained at 3.2% ($15.1 million and $13.1 million) for the three months ended September 30, 1996 and 1995. Selling, general and administrative expenses included an additional month of expenses by the former AN Can operations in the third quarter of 1996 as compared to the third quarter of 1995.

Income from Operations. Income from operations as a percentage of consolidated net sales was 9.3% ($43.8 million) for the three months ended September 30, 1996, as compared with 7.0% ($28.5 million) for the same period in the prior year. The increase in income from operations as a percentage of consolidated net sales was primarily attributable to the aforementioned improvement in gross margins.

Income from operations as a percentage of net sales for the metal container business improved to 9.5% ($39.7 million) for the three months ended September 30, 1996, from 7.5% ($26.7 million) for the same period in the prior year. This increase in income from operations as a percentage of net sales for the metal container business resulted from both lower per unit costs realized as a result of higher production volumes from the planned shift of production of fruit and vegetable pack cans closer to the harvest and increased customer demand due to a better vegetable pack harvest in 1996 as compared to 1995, as well as the benefit of manufacturing synergies realized from the acquisition of AN Can.

Income from operations as a percentage of net sales for the plastic container business improved to 7.5% ($4.2 million) for the three months ended September 30, 1996, as compared to 3.8% ($2.0 million) for the same period in 1995. The improved operating performance of the plastic container business was attributable to increased production volume due to higher unit sales which resulted in improved productivity.

Interest Expense. Interest expense increased $4.1 million to $20.1 million for the three months ended September 30, 1996 principally as a result of increased borrowings to fund the redemption of a portion of the Holdings Discount
Debentures, offset, in part, by lower average bank borrowing rates. Additionally, since AN Can was not acquired until August 1, 1995, interest expense for the three months ended September 30, 1995 did not include any interest expense relating to the AN Can operations for the month of July.

Income Taxes. The provisions for income taxes for the three months ended September 30, 1996 and 1995 provide for federal, state and foreign taxes as if the Company were a separate taxpayer in accordance with SFAS No. 109. "Accounting for Income Taxes".

Net Income. As a result of the items discussed above, net income of $15.4 million increased $7.9 million for the three months ended September 30, 1996, as compared to net income of $7.5 million before the extraordinary charge of $3.0 million for the three months ended September 30, 1996.

In the third quarter of 1995, the Company incurred an extraordinary charge of $3.0 million, net of taxes, for the write-off of unamortized debt costs related to the refinancing of its secured debt facilities in connection with the acquisition of AN Can.

Historical Three Months Ended September 30, 1996 Compared with Pro Forma Three Months Ended September 30, 1995

Net Sales. Consolidated net sales for the three months ended September 30, 1996 increased $9.6 million as compared to pro forma consolidated net sales for the same period in the prior year. This increase in net sales resulted from greater unit sales by both the metal and plastic container segments. The increase in net sales by the metal container business of $6.3 million was principally attributable to the planned shift of production and shipment of fruit and vegetable pack cans to the second half of 1996 instead of during the first half of 1995, and increased unit sales due to a better vegetable pack harvest in 1996 as compared to 1995, offset to a limited extent by volume losses with certain customers. As mentioned above, the increase in net sales of the plastic containers business resulted from higher unit sales.

Income from Operations. Income from operations as a percentage of consolidated net sales for the three months ended September 30, 1996 was 9.3% ($43.8 million), as compared to pro forma income from operations as a percentage of pro forma consolidated net sales of 6.7% ($31.0 million) for the three months ended September 30, 1995. The increase in income from operations for the three months ended September 30, 1996 as compared to pro forma income from operations for the same period in the prior year was attributable to lower per unit costs realized on scheduled higher can production volumes, the realization of can manufacturing synergies resulting from the acquisition of AN Can, and improved operating performance of the plastic container business, offset, in part, by the incurrence of redundant administrative costs associated with the AN Can operations.

RESULTS OF OPERATIONS - NINE MONTHS

Summary unaudited historical results for the Company's two business segments, metal and plastic containers, for the nine months ended September 30, 1996 and 1995 and summary pro forma results for the Company's two business segments for the nine months ended September 30, 1995 (after giving effect to the acquisition of AN Can as of the beginning of 1995) are provided below.

The pro forma data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on final appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's debt obligations, and certain other adjustments, as if these events occurred as of the beginning of the period presented. The unaudited pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred at the beginning of the period indicated, or to project the Company's financial position or results of operations for any future date or period. The pro forma financial data do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with the Company's existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. The pro forma information presented should be read in conjunction with the historical results of operations of the Company for the periods ended September 30, 1996 and 1995.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      Historical       Pro Forma
                                                    1996      1995         1995
                                                    ----      ----         ----
                                                         (In millions)
Net sales:
     Metal containers and other ............     $  917.8    $642.9    $  945.4
     Plastic containers ....................        162.7     168.6       168.6
                                                 --------    ------    --------
         Consolidated ......................     $1,080.5    $811.5    $1,114.0
                                                 ========    ======    ========

Operating profit:
     Metal containers and other ............     $   90.0    $ 60.6    $   83.6
     Plastic containers ....................         13.1       9.8         9.8
     Corporate expense .....................         (0.4)     (0.3)       (0.3)
                                                 --------    ------    --------
         Consolidated ......................     $  102.7    $ 70.1    $   93.1
                                                 ========    ======    ========


Historical Nine Months Ended September 30, 1996 Compared with Historical Nine Months Ended September 30, 1995

Net Sales. Consolidated net sales increased $269.0 million, or 33.1%, to $1,080.5 million for the nine months ended September 30, 1996, as compared to net sales of $811.5 million for the same nine months in the prior year. This increase resulted predominantly from net sales generated by the former AN Can operations.

Net sales for the metal container business (including net sales of its specialty business of $66.2 million) were $917.8 million for the nine months ended September 30, 1996, an increase of $274.9 million from net sales of $642.9 million for the same period in 1995. Net sales of metal cans of $851.6 million for the nine months ended September 30, 1996 were $227.7 million greater than net sales of metal cans of $623.9 million for the same period in 1995. This increase resulted from net sales of approximately $236.0 million generated from the former AN Can operations during the first seven months of 1996 and increased unit sales due to a better vegetable pack harvest in 1996 as compared to 1995, offset to a limited extent by volume losses with certain customers.

Sales of specialty items included in the metal container segment increased $47.2 million to $66.2 million during the nine months ended September 30, 1996 as compared to the same period in 1995, due predominantly to additional sales generated by the former AN Can operations.

Net sales for the plastic container business of $162.7 million during the nine months ended September 30, 1996 decreased $5.9 million from net sales of $168.6 million for the same period in 1995. Despite an increase in unit sales, net sales of plastic containers declined as a result of the pass through of lower resin costs.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.6% ($935.8 million) for the nine months ended September 30, 1996, a decrease of 1.0 percentage points as compared to 87.6% ($711.0 million) for the same period in 1995. The decrease in cost of goods sold as a percentage of net sales was principally attributable to synergies realized from the AN Can acquisition, improved operating efficiencies due to can plant consolidations as well as the improved manufacturing performance by the plastic container business, offset, in part, by the higher cost base of the former AN Can operations and the realization of higher per unit costs due to the Company's one-time planned reduction in finished goods inventory. The additional production capacity provided by AN Can has enabled the Company to produce its product closer to the time of sale and, as a result, during 1996 the Company reduced the amount of finished goods that it carries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.1 percentage points to 3.9% ($42.0 million) for the nine months ended September
30, 1996, as compared to 3.8% ($30.5 million) for the nine months ended September 30, 1995. This increase in selling, general and administrative expenses as a percentage of net sales principally reflects redundant costs, estimated to be $4.0 million, associated with the integration of the AN Can operations. Beginning in 1997, redundant costs are expected to decline as the Company completes its integration of the administrative functions of AN Can with the Company.

Income from Operations. Income from operations as a percentage of consolidated net sales increased 0.9 percentage points to 9.5% ($102.7 million) for the nine months ended September 30, 1996, as compared with 8.6% ($70.1 million) for the same period in the prior year. This increase in income from operations as a percentage of consolidated net sales was primarily attributable to the aforementioned improvement in gross margin.

Income from operations as a percentage of net sales for the metal container business improved to 9.8% ($90.0 million) for the nine months ended September 30, 1996, from 9.4% ($60.6 million) for the same period in the prior year. This increase in income from operations as a percentage of net sales for the metal container business was principally attributable to synergies resulting from the acquisition of AN Can, improved operating efficiencies due to plant consolidations and the benefit of cost reductions provided by the Company's capital investment program, offset, in part, by the higher cost base of the AN Can operations and the negative impact of the Company's one-time planned reduction in the amount of finished goods inventory.

Income from operations as a percentage of net sales for the plastic container business improved to 8.1% ($13.1 million) for the nine months ended September 30, 1996, from 5.8% ($9.8 million) for the same period in 1995. The improvement in the operating performance of the plastic container business was principally attributable to increased production volumes as well as the benefits realized through capital investment and improved production planning and scheduling efficiencies.

Interest Expense. Interest expense increased $17.4 million to $52.5 million for the nine months ended September 30, 1996, principally as a result of increased borrowings to finance the acquisition of AN Can in August 1995 and to fund the redemption of a portion of the Holdings Discount Debentures, offset, in part, by the lower average bank borrowing rates.

Income Taxes. The provisions for income taxes for the nine months ended September 30, 1996 and 1995 provide for federal, state and foreign taxes as if the Company were a separate taxpayer in accordance with SFAS No. 109, "Accounting for Income Taxes".

Net Income. As a result of the items discussed above, net income of $30.7 million increased $10.1 million for the nine months ended September 30, 1996, as compared to net income of $20.6 million (before the extraordinary charge of $3.0 million) for the nine months ended September 30, 1995.

In the third quarter of 1995, the Company incurred an extraordinary charge of $3.0 million, net of taxes, for the write-off of unamortized debt costs related to the refinancing of its secured debt facilities to fund the AN Can acquisition.

Historical Nine Months Ended September 30, 1996 Compared with Pro Forma Nine Months Ended September 30, 1995

Net Sales. Consolidated net sales for the nine months ended September 30, 1996 declined $33.5 million as compared to pro forma consolidated net sales for the same period in the prior year. This decline in net sales resulted primarily from a decline in sales by the metal container business of $27.6 million, which was principally attributable to the loss of an AN Can customer whose product line was acquired by a company that manufactured its own cans and, to a lesser extent, volume losses with certain other customers, offset, in part, by increased unit sales due to a better vegetable pack harvest in 1996 as compared to 1995. Although the plastic container business had increased unit volume in 1996, net sales declined $5.9 million due to the pass through of lower resin costs.

Income from Operations. Income from operations as a percentage of consolidated net sales for the nine months ended September 30, 1996 was 9.5% ($102.7 million), as compared to pro forma income from operations as a percentage of pro forma consolidated net sales of 8.4% ($93.1 million) for the nine months ended September 30, 1995. The increase in income from operations for the nine months ended September 30, 1996 as compared to pro forma income from operations for the same period in the prior year was attributable to more efficient production planning, the realization of can manufacturing synergies resulting from the acquisition of AN Can, the benefits realized from plant consolidations and capital investments, and the improved operating performance of the plastic container business, offset, in part, by redundant costs associated with the AN Can operations and the negative impact of the Company's one-time planned reduction of the amount of finished goods inventory.


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

During 1996, Silgan borrowed $125.0 million of additional B term loans and $18.6 million of working capital loans under its Credit Agreement which were dividended to Holdings to allow Holdings to redeem $142.4 million principal amount of Holdings Discount Debentures and pay accrued interest thereon.

For the first nine months of 1996, net borrowings of working capital loans under the Company's Credit Agreement of $118.9 million, borrowings of $125.0 million of additional B term loans under the Company's Credit Agreement and proceeds of $1.5 million from the sale of assets were used to fund cash used by operations of $46.6 million for the Company's seasonal working capital needs, capital expenditures of $38.6 million, the purchase by the Company of ANC's St. Louis facility for $13.1 million, the dividend to Holdings of $143.6 million for the redemption of Holdings Discount Debentures, the repayment of $0.9 million of term loans under the Company's Credit Agreement, the payment of $1.6 million of financing costs associated with the borrowing of additional B term loans under the Company's Credit Agreement, and an increase in cash balances of $1.0 million.

The Company's EBITDA for the nine months ended September 30, 1996 in comparison to the same period in 1995 increased by $48.5 million to $148.5 million. The increase in EBITDA resulted primarily from the generation of additional cash flow from the former AN Can operations and, to a lesser extent, from increased cash earnings by both the metal container business and the plastic container business.

For the nine months ended September 30, 1996, net cash provided by operating activities declined from the same period in the prior year primarily as a result of the increased working capital needed, mainly for trade receivables and trade payables, to support the former AN Can operations which are more seasonal than the Company's existing business. Due to the seasonal nature of some of the Company's business, a significant portion of the Company's cash flow is generated in the fourth quarter. The Company expects that the change in its fourth quarter net working capital position will be similar to last year.

Because the Company sells metal containers used in fruit and vegetable pack processing, its sales are seasonal. As a result, a significant portion of the Company's revenues are generated in the first nine months of the year. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. The acquisition of AN Can increased the Company's seasonal metal containers business. The Company's average outstanding trade receivables have increased in 1996 as compared to 1995 due to the acquisition of AN Can which had more seasonal sales than the Company. As a result the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements. Approximately $182.5 million of the working capital revolver under the Company's Credit Agreement, including letters of credit, was utilized at its peak in September 1996.

As of September 30, 1996, the outstanding principal amount of working capital loans was $126.0 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments under the Company's Credit Agreement at such date was $91.6 million.

Management believes that cash generated by operations and funds from working capital borrowings under the Company's Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance during 1996 with all such covenants.

Holdings intends to refinance the remaining Holdings Discount Debentures with net proceeds from an initial public offering of shares of its common stock. Any remaining net proceeds from the offering would be used to prepay a portion of the term loans under the Company's Credit Agreement. The offering is dependent upon market conditions existing at that time.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number             Description
      27               Financial Data Schedule.

(b)  Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                SILGAN CORPORATION


Dated:  November 4, 1996                        /s/Harley Rankin, Jr.
------------------------                        ---------------------
                                                Harley Rankin, Jr.
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial Officer)




Dated:  November 4, 1996                        /s/Harold J. Rodriguez, Jr.
------------------------                        ---------------------------
                                                Harold J. Rodriguez, Jr.
                                                Vice President and Controller
                                                (Chief Accounting Officer)