Form 10-Q/A
period 1996-03-31
SILGAN CORP
filed 1996-11-21
CIK 825541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

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

The purpose of this filing is to amend the Quarterly Report for the period ended March 31, 1996 (the "Report") of Silgan Corporation (the "Company"), to reclassify a distribution by the Company in 1995 of $57.6 million to Silgan Holdings Inc., the parent holding company of the Company ("Holdings" or "Parent"), originally characterized as an advance to Parent, to a dividend to Parent at December 31, 1995. To reflect this reclassification, adjustments have been made to the financial statements included in Item 1 of the Report to amend the condensed consolidated balance sheet data at December 31, 1995 and March 31, 1996 and Note 4 to the condensed consolidated financial statements. Furthermore, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" included in Item 2 of the Report has been amended to characterize the distribution to the Parent as a dividend. Other than the adjustments and amendments described above, this filing is identical in all respects to the original Report.

Part I. Financial Information
Item 1. Financial Statements

                               SILGAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                             March 31,    March 31,    Dec. 31,
                                               1996         1995         1995
                                               ----         ----         ----
                                            (unaudited)  (unaudited)  (audited)
                                            (Restated)                (Restated)
ASSETS
Current assets:
   Cash and cash equivalents ..............   $  5,980    $  1,335     $  2,092
   Accounts receivable, net ...............     98,177      75,205      109,929
   Inventories ............................    254,092     148,501      210,471
   Prepaid expenses and other current
    assets ................................     10,911       5,132        5,731
                                              --------    --------     --------
       Total current assets ...............    369,160     230,173      328,223

Property, plant and equipment, net ........    491,177     251,832      487,301
Goodwill, net .............................     43,204      29,699       43,562
Other assets ..............................     28,194      19,733       29,637
                                              --------    --------     --------
                                              $931,735    $531,437     $888,723
                                              ========    ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Trade accounts payable .................   $113,674    $ 50,416     $138,195
   Accrued payroll and related costs ......     40,613      28,207       32,805
   Accrued interest payable ...............      8,340       5,713        4,358
   Other accrued expenses .................     38,506      20,172       43,062
   Bank working capital loans .............     60,150      15,200        7,100
   Current portion of long-term debt ......     27,192      19,514       28,140
                                              --------    --------     --------
       Total current liabilities ..........    288,475     139,222      253,660

Long-term debt ............................    549,610     282,568      549,610
Deferred income taxes .....................      3,017      13,247        3,017
Other long-term liabilities ...............     70,696      25,870       69,576

Stockholder's equity:
   Additional paid-in capital .............     75,935      70,935       73,635
   Accumulated deficit........ ............    (55,998)       (405)     (60,775)
                                              --------    --------     --------
       Total stockholder's equity .........     19,937      70,530       12,860
                                              --------    --------     --------
                                              $931,735    $531,437     $888,723
                                              ========    ========     ========

                             See accompanying notes.

                               SILGAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)


                                                            Three Months Ended
                                                            ------------------

                                                           March 31,   March 31,
                                                             1996        1995
                                                             ----        ----

Net sales ..............................................    $279,860    $203,264

Cost of goods sold .....................................     243,313     174,265
                                                            --------    --------

     Gross profit ......................................      36,547      28,999

Selling, general and administrative expenses ...........      12,647       9,399
                                                            --------    --------

     Income from operations ............................      23,900      19,600

Interest expense and other related financing costs .....      15,823       9,415
                                                            --------    --------

     Income before income taxes ........................       8,077      10,185

Income tax provision ...................................       3,300       4,400
                                                            --------    --------

     Net income ........................................    $  4,777    $  5,785
                                                            ========    ========









                             See accompanying notes.

                               SILGAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Three Months Ended
                                                           ------------------
                                                          March 31,   March 31,
                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
  Net income ..........................................   $  4,777    $  5,785
  Adjustments to reconcile net income to net
         cash (used) provided by operating activities:
    Depreciation ......................................     14,589       8,333
    Amortization ......................................      1,836       1,598
    Contribution by Parent for Federal income tax
         provision ....................................      2,300       1,400
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable ......     11,713     (10,025)
      (Increase) in inventories .......................    (43,621)    (26,072)
      (Decrease) increase in trade accounts payable ...    (24,521)     13,571
      Other, net ......................................      1,776       9,075
                                                          --------    --------
          Total adjustments ...........................    (35,928)     (2,120)
                                                          --------    --------
    Net cash (used) provided by operating activities ..    (31,151)      3,665
                                                          --------    --------

Cash flows from investing activities:
  Capital expenditures ................................    (18,558)     (8,359)
  Proceeds from sale of assets ........................      1,495       3,218
                                                          --------    --------
    Net cash used in investing activities .............    (17,063)     (5,141)
                                                          --------    --------

Cash flows from financing activities:
  Borrowings under working capital loans ..............    210,350      89,710
  Repayments under working capital loans ..............    157,300)    (87,110)
  Repayment of term loans .............................       (948)     (2,454)
                                                          --------    --------
    Net cash provided by financing activities .........     52,102         146
                                                          --------    --------

Net increase (decrease) in cash and cash equivalents ..      3,888      (1,330)
Cash and cash equivalents at beginning of year ........      2,092       2,665
                                                          --------    --------
Cash and cash equivalents at end of period ............   $  5,980    $  1,335
                                                          ========    ========


Supplementary data:
   Interest paid                                          $ 10,864    $  4,304
   Income taxes paid                                           214       2,648


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


2.  Inventories

Inventories consisted of the following (dollars in thousands):

                                        March 31,    March 31,    Dec. 31,
                                          1996         1995         1995
                                          ----         ----         ----

     Raw materials ...................   $ 44,771    $ 31,063    $ 46,027
     Work-in-process .................     21,638      24,890      24,869
     Finished goods ..................    178,863      96,462     135,590
     Spare parts and other ...........      7,823       1,383       6,344
                                         --------    --------    --------
                                          253,095     153,798     212,830
     Adjustment to value inventory
       at cost on the LIFO Method ....        997      (5,297)     (2,359)
                                         --------    --------    --------
                                         $254,092    $148,501    $210,471
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

                                                  Pro forma
                                                  March 31,
                                                    1995
                                                    ----

                     Net sales ................   $311,868
                     Income from operations ...     28,140
                     Income before income taxes     11,300
                     Net income ...............      6,667

                               SILGAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1996 and 1995 and for the
                      three months then ended is unaudited)


4.  Dividend to Parent

During the year ended December 31, 1995, the Company dividended to Silgan Holdings Inc. ("Holdings" or "Parent") $57.6 million to fund Holdings' purchase of $61.7 million face amount of its 13 1/4% Senior Discount Debentures due 2002 ("Holdings' Debentures"). In June of 1996, the Company intends to make an additional dividend of $17.4 million to Holdings to fund the redemption by Holdings of a portion of its Discount Debentures.

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

                                                      March 31,
                                                    1996     1995
                                                    ----     ----
                                                (Dollars in millions)
               Net sales:
                   Metal containers and other..   $226.4  $  144.7
                   Plastic containers .........     53.5      58.6
                                                  ------    ------
                      Consolidated ............   $279.9  $  203.3
                                                  ======    ======

               Operating profit:
                   Metal containers and other..   $ 19.8  $   15.9
                   Plastic containers .........      4.2       4.3
                   Corporate expense ..........     (0.1)     (0.6)
                                                  ------    ------
                      Consolidated .......  ...   $ 23.9  $   19.6
                                                  ======    ======


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

Net sales for the metal container business (including net sales of its specialty business of $22.6 million) were $226.4 million for the three months ended March 31, 1996, an increase of $81.7 million from net sales of $144.7 million for the same period in 1995. Net sales of metal cans of $203.8 million for the three months ended March 31, 1996 were $61.2 million greater than net sales of metal cans of $142.6 million for the same period in 1995. This increase resulted principally from net sales of metal cans generated by the AN Can operations of $85.6 million during the first three months of 1996. The decline in sales of metal containers to Silgan's existing customers of $24.4 million during the first quarter of 1996 as compared to the first quarter of 1995 was primarily attributable to lower unit volume. Approximately half of the decline reflects the expected production and shipment of vegetable pack cans in the second and third quarters of 1996 as compared to the first quarter of 1995, and the remainder of the decline relates to lower unit sales of products other than vegetable containers.

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

Interest expense increased $6.4 million to $15.8 million for the three months ended March 31, 1996, principally as a result of increased borrowings to finance the acquisition of AN Can and the redemption of a portion of Holdings' Debentures, offset, in part, by slightly lower average borrowing rates.

The provisions for income taxes for the three months ended March 31, 1996 and 1995 provide for federal, state and foreign taxes as if the Company were a separate taxpayer in accordance with SFAS No. 109, "Accounting for Income Taxes".

As a result of the items discussed above, net income for the three months ended March 31, 1996 was $4.8 million, as compared to $5.8 million for the three months ended March 31, 1995.


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

                                                 Three Months Ended
                                                 ------------------
                                               Historical  Pro forma
                                                March 31,   March 31,
                                                  1996       1995
                                                  ----       ----
                                               (Dollars in millions)
               Net sales:
                   Metal containers and other..   $226.4   $253.3
                   Plastic containers .........     53.5     58.6
                                                  ------   ------
                      Consolidated ............   $279.9   $311.9
                                                  ======   ======

               Operating profit:
                   Metal containers and other..   $ 19.8   $ 24.4
                   Plastic containers .........      4.2      4.3
                   Corporate expense ..........     (0.1)   (0.6)
                                                  ------   ------
                      Consolidated ............   $ 23.9   $ 28.1
                                                  ======   ======

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

Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. The acquisition of AN Can increased Silgan's seasonal metal containers business, and as a result the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements, and it is estimated that approximately $170 million of its working capital revolver, including letters of credit, will be utilized at its peak in June 1996.

As of March 31, 1996, the outstanding principal amount of working capital loans of the Company was $60.2 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $141.3 million.

Effective June 15, 1996, Silgan intends to dividend $17.4 million to Holdings to fund the redemption of Holdings' Debentures at their fully accreted value. Interest on Holdings' Debentures is payable at a rate of 13 1/4% per annum from and after June 15, 1996, and commencing on December 15, 1996 semi-annual interest payments of up to $13.0 million will be required to be made thereon. Silgan intends to make such funds available to Holdings to enable it to pay interest on Holdings' Debentures.

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

               None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SILGAN CORPORATION




Dated:  November 21, 1996                       /s/Harley Rankin, Jr.
-------------------------                       ---------------------
                                                Harley Rankin, Jr.
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial Officer)




Dated:  November 21, 1996                       /s/Harold J. Rodriguez, Jr.
-------------------------                       ---------------------------
                                                Harold J. Rodriguez, Jr.
                                                Vice President and Controller
                                                (Chief Accounting Officer)