Form 10-Q/A
period 1996-06-30
SILGAN CORP
filed 1996-11-21
CIK 825541

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

The purpose of this filing is to amend the Quarterly Report for the period ended June 30, 1996 (the "Report") of Silgan Corporation (the "Company"), to reclassify (i) a distribution by the Company in 1995 of $57.6 million to Silgan Holdings Inc., the parent holding company of the Company ("Holdings" or "Parent"), originally characterized as an advance to Parent, to a dividend to Parent at December 31, 1995, and (ii) a distribution made by the Company to Holdings in the second quarter of 1996 of $17.4 million, originally characterized as an advance, to a dividend to Parent at June 30, 1996. To reflect this reclassification, adjustments have been made to the financial statements included in Item 1 of the Report to amend the condensed consolidated balance sheet data at December 31, 1995 and June 30, 1996, the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, and Note 4 to the condensed consolidated financial statements. Furthermore, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" included in Item 2 of the Report has been amended to characterize the distribution to the Parent as a dividend. Other than the adjustments and amendments described above, this filing is identical in all respects to the original Report.

Part I. Financial Information
Item 1. Financial Statements

                               SILGAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                June 30,   June 30,    Dec. 31,
                                                 1996        1995        1995
                                                 ----        ----        ----
                                              (unaudited) (unaudited) (audited)
                                              (Restated)              (Restated)
ASSETS
Current assets:
  Cash and cash equivalents ...............     $  1,840   $    836   $  2,092
  Accounts receivable, net ................      125,724     74,926    109,929
  Inventories .............................      286,448    164,138    210,471
  Prepaid expenses and other
      current assets ......................        5,668      6,123      5,731
                                                --------   --------   --------
      Total current assets ................      419,680    246,023    328,223

Property, plant and equipment, net ........      482,723    255,453    487,301
Goodwill, net .............................       53,171     29,389     43,562
Other assets ..............................       35,759     18,070     29,637
                                                --------   --------   --------
                                                $991,333   $548,935   $888,723
                                                ========   ========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Trade accounts payable ..................     $ 90,361   $ 44,826   $138,195
  Accrued payroll and related costs .......       41,378     25,307     32,805
  Accrued interest payable ................        5,397      1,735      4,358
  Other accrued expenses ..................       32,409     17,394     43,062
  Bank working capital loans ..............      148,550     39,750      7,100
  Current portion of long-term debt .......       27,192     19,514     28,140
                                                --------   --------   --------
      Total current liabilities ...........      345,287    148,526    253,660

Long-term debt ............................      549,610    282,568    549,610
Deferred income taxes .....................         --       13,017      3,017
Other long-term liabilities ...............       77,012     25,239     69,576

Common stockholder's equity:
  Additional paid-in capital ..............       82,285     72,635     73,635
  Retained earnings (deficit) .............      (62,861)     6,950    (60,775)
                                                --------   --------   --------
      Total common stockholder's equity ...       19,424     79,585     12,860
                                                --------   --------   --------
                                                $991,333   $548,935   $888,723
                                                ========   ========   ========

                             See accompanying notes

                               SILGAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                            Three Months Ended
                                                            ------------------
                                                            June 30,    June 30,
                                                              1996        1995
                                                              ----        ----

Net sales ..............................................    $327,062    $201,726

Cost of goods sold .....................................     277,911     171,879
                                                            --------    --------

     Gross profit ......................................      49,151      29,847

Selling, general and administrative expenses ...........      14,194       7,917
                                                            --------    --------

     Income from operations ............................      34,957      21,930

Interest expense and other related financing costs .....      16,569       9,675
                                                            --------    --------

     Income before income taxes ........................      18,388      12,255

Income tax provision ...................................       7,850       4,900
                                                            --------    --------

     Net income ........................................    $ 10,538    $  7,355
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
                                                            ========    ========













                             See accompanying notes.

                               SILGAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                            Six Months Ended
                                                            ----------------
                                                         June 30,     June 30,
                                                           1996         1995
                                                           ----         ----
                                                        (Restated)
Cash flows from operating activities:
  Net income .........................................   $ 15,314    $ 13,140
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation ...................................     27,153      15,993
      Amortization ...................................      4,059       3,226
      Contribution by Parent for federal income tax
        provision ....................................      8,650       3,100
      Changes in assets and liabilities:
        (Increase) in accounts receivable ............    (13,155)     (9,814)
        (Increase) in inventories ....................    (74,520)    (41,709)
        (Decrease) increase in trade accounts
           payable ...................................    (47,834)      7,981
        Other, net ...................................     (2,390)     (2,041)
                                                         --------    --------
            Total adjustments ........................    (98,037)    (23,264)
                                                         --------    --------
      Net cash used by operating activities ..........    (82,723)    (10,124)
                                                         --------    --------

Cash flows from investing activities:
  Acquisition of St. Louis facility from American
      National Can Company ...........................    (13,121)       --
  Capital expenditures ...............................    (29,031)    (19,671)
  Proceeds from sale of assets .......................      1,521       3,270
                                                         --------    --------
      Net cash used in investing activities ..........    (40,631)    (16,401)
                                                         --------    --------

Cash flows from financing activities:
  Borrowings under working capital loans .............    489,100     181,410
  Repayments under working capital loans .............   (347,650)   (154,260)
  Repayment of long-term debt ........................       (948)     (2,454)
  Dividend to Parent .................................    (17,400)       --
                                                         --------    --------
      Net cash provided by financing activities ......    123,102      24,696
                                                         --------    --------

Net (decrease) in cash and cash equivalents ..........       (252)     (1,829)
Cash and cash equivalents at beginning of year .......      2,092       2,665
                                                         --------    --------
Cash and cash equivalents at end of period ...........   $  1,840    $    836
                                                         ========    ========

Supplementary data:
  Interest paid ......................................   $ 29,456    $ 16,943
  Income taxes paid ..................................        363       8,055

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


2.  Inventories

Inventories consisted of the following (in thousands):

                                            June 30,   June 30,     Dec 31,
                                              1996       1995        1995
                                              ----       ----        ----

    Raw materials and supplies ..........   $ 36,776   $ 30,430    $ 46,027
    Work-in-process .....................     35,107     19,413      24,869
    Finished goods ......................    205,233    119,629     135,590
    Spare parts and other ...............      7,730       --         6,344
                                            --------   --------    --------
                                            284,846    169,472     212,830
    Adjustment to value inventory at cost
      on the LIFO Method ................      1,602     (5,334)     (2,359)
                                            --------   --------    --------
                                            $286,448   $164,138    $210,471
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


4.  Dividend to Parent

During the year ended December 31, 1995, the Company dividended to Silgan Holdings Inc., the parent of the Company ("Holdings" or "Parent") $57.6 million to fund Holdings' purchase of $61.7 million face amount of its 13 1/4% Senior Discount Debentures due 2002 ("Holdings Discount Debentures"). In June 1996, the Company made an additional dividend of $17.4 million to Holdings to fund the redemption by Holdings of $17.4 million principal amount of the Holdings Discount Debentures.


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


5.  Subsequent Events (continued)

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

                                            Three Months Ended June 30,
                                               Historical    Pro Forma
                                             1996     1995      1995
                                             ----     ----      ----
                                              (Dollars in millions)
           Net sales:
                Metal containers & other   $273.9    $144.5    $280.9
                Plastic containers .....     53.2      57.2      57.2
                                           ------    ------    ------
                    Consolidated .......   $327.1    $201.7    $338.1
                                           ======    ======    ======

           Operating profit:
                Metal containers & other   $ 30.4    $ 18.0    $ 33.9
                Plastic containers .....      4.8       3.5       3.5
                Corporate ..............     (0.2)      0.4       0.4
                                           ------     -----    ------
                    Consolidated .......   $ 35.0    $ 21.9    $ 37.8
                                           ======     =====    ======


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

                                          Six Months Ended June 30,
                                            Historical     Pro Forma
                                           1996     1995      1995
                                           ----     ----      ----
                                           (Dollars in millions)
            Net sales:
              Metal containers & other   $500.3    $289.2    $534.2
              Plastic containers .....    106.7     115.8     115.8
                                         ------    ------    ------
                  Consolidated .......   $607.0    $405.0    $650.0
                                         ======    ======    ======

            Operating profit:
              Metal containers & other   $ 50.2    $ 34.0    $ 58.5
              Plastic containers .....      8.9       7.7       7.7
              Corporate ..............     (0.3)     (0.2)     (0.2)
                                         ------    ------    ------
                  Consolidated .......   $ 58.8    $ 41.5    $ 66.0
                                         ======    ======    ======


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

For the first six months of 1996, net borrowings of working capital loans of $141.5 million, proceeds of $1.5 million from the sale of assets and a decrease in cash balances of $0.2 million were used to fund cash used by operations of $82.7 million for the Company's seasonal working capital needs, capital expenditures of $42.2 million (including the planned purchase of American National Can Company's St. Louis facility for $13.1 million), a dividend of $17.4 million to fund the redemption of $17.4 million principal amount of Holdings Discount Debentures, and the repayment of $0.9 million of term loans under the Company's Credit Agreement. The Company's earnings before depreciation, interest, taxes and amortization ("EBDITA") for the six months ended June 30, 1996 increased by $30.7 million to $90.0 million in comparison to the same period in 1995. The increase in EBDITA principally reflected the generation of additional cash earnings from the former AN Can operations.

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