Form 10-Q/A
period 1996-09-30
SILGAN CORP
filed 1996-11-21
CIK 825541

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

The purpose of this filing is to amend Item 1 to the Quarterly Report for the period ended September 30, 1996 (the "Report") of Silgan Corporation (the "Company") for typographical errors. In connection therewith, adjustments have been made to the financial statements included in Item 1 of the Report to properly state the amount of total assets and total liabilities and stockholder's equity recorded on the condensed consolidated balance sheet of the Company for the period ended December 31, 1995. The condensed consolidated financial statements of the Company and the notes thereto included herewith are identical in all other respects to the condensed consolidated financial statements of the Company and the notes thereto included with the original Report.

Part I. Financial Information
Item 1. Financial Statements

                               SILGAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                             Sept. 30,     Sept. 30,    Dec. 31,
                                               1996          1995         1995
                                            (unaudited)  (unaudited)   (audited)
                                            -----------  -----------   ---------
                                                                      (Restated)
ASSETS
Current assets:
     Cash and cash equivalents ...........   $  3,071    $    3,847    $  2,092
     Accounts receivable, net ............    218,883       262,819     109,929
     Inventories .........................    190,690       196,584     210,471
     Prepaid expenses and other
        current assets ...................      9,801        21,111       5,731
                                             --------    ----------    --------
         Total current assets ............    422,445       484,361     328,223

Property, plant and equipment, net .......    479,505       496,392     487,301
Goodwill, net ............................     52,801        43,966      43,562
Other assets .............................     38,783        41,007      29,637
                                             --------    ----------    --------
                                             $993,534    $1,065,726    $888,723
                                             ========    ==========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Trade accounts payable ..............   $ 86,609    $   96,159    $138,195
     Accrued payroll and related costs ...     40,811        35,400      32,805
     Accrued interest payable ............     14,330        10,449       4,358
     Other accrued expenses ..............     32,584        38,351      43,062
     Bank working capital loans ..........    126,000       184,000       7,100
     Current portion of long-term debt ...     28,454         7,250      28,140
                                             --------    ----------    --------
         Total current liabilities .......    328,788       371,609     253,660

Long-term debt ...........................    673,348       577,750     549,610
Deferred income taxes ....................       --          13,017       3,017
Other long-term liabilities ..............     74,943        78,659      69,576

Common stockholder's equity:
     Additional paid-in capital ..........     90,135        74,635      73,635
     Accumulated deficit .................   (173,680)      (49,944)    (60,775)
                                             --------    ----------    --------
         Total common stockholder's equity    (83,545)       24,691      12,860
                                             --------    ----------    --------
                                             $993,534    $1,065,726    $888,723
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