Form 10-K/A
period 1995-12-31
SILGAN CORP
filed 1996-11-22
CIK 825541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A-2
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                       OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


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
                   Documents Incorporated by Reference: None

The purpose of this filing is to amend certain Items of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (as amended prior to the date hereof, the "Report") of Silgan Corporation (the "Company") in connection with the reclassification of a distribution by the Company in 1995 of $57.6 million to Silgan Holdings Inc., the parent holding company of the Company ("Holdings" or "Parent"), originally characterized as an advance to Parent, to a dividend to Parent at December 31, 1995. In that regard, the Consolidated Financial Statements and Schedules of the Company included in Item 14 of the Report have been restated to reflect this reclassification, and the Notes to the Consolidated Financial Statements of the Company included in Item 14 of the Report and the Financial Data Schedule included at Exhibit 27 to the Report have been revised as necessary to reflect this reclassification. Furthermore, references to the advance included in Item 1 - "Business", Item 5 - "Market for Registrant's Common Stock and Related Stocholder Matters" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" have been amended to reflect this reclassification, and the "total assets" and "common stockholder's equity" items included in Item 6 - "Selected Financial Data" for the fiscal year ended December 31, 1995 have been amended to reflect the reclassification. Other than the amendments described above, each of the Items of the Report included in this filing is identical in all respects to such Item as included in the original Report.

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


        On August 1, 1995, Containers acquired from ANC substantially all of the assets of ANC's Food Metal and Specialty business for a purchase price of approximately $349 million and the assumption of specific limited liabilities. To finance the acquisition, Silgan, Containers and Plastics (collectively, the "Borrowers") entered into a $675 million credit facility pursuant to a credit agreement, dated as of August 1, 1995 (the "Credit Agreement") with the lenders from time to time party thereto (the "Banks"), Bankers Trust, as Administrative Agent and Co-Arranger, and Bank of America Illinois, as Documentation Agent and Co-Arranger. Containers used funds borrowed under the Credit Agreement to finance in full the purchase price for its acquisition of AN Can and to refinance and repay in full all amounts owing under the 1993 Credit Agreement and Silgan's $50 million of Senior Secured Floating Rate Notes due 1997 (the "Secured Notes"). Additionally, the Company distributed borrowings under the Credit Agreement to Holdings to enable Holdings to purchase $61.7 million face amount of the Discount Debentures, which Discount Debentures have been canceled.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.


        The Company's common stock is not publicly traded on any market or exchange. All of the outstanding common stock of the Company is held by Holdings. Other than the payment of a $15.7 million dividend to Holdings in connection with the Refinancing in 1992 and payments aggregating $10.7 million to Holdings in 1995 and 1994 to enable Holdings to make payments to former shareholders of Silgan in connection with the 1989 Mergers, the Company has not paid any dividends on its common stock. Unless certain financial tests are met, the Company is prohibited under the Credit Agreement from paying any dividends on its Common Stock. Also, the indenture relating to the 11-3/4% Notes limit, subject to certain exceptions, the Company's ability to pay dividends on its common stock. The Company does not intend to pay any dividends on its common stock in the foreseeable future, except for dividends to Holdings to enable Holdings to pay interest on the Discount Debentures beginning in December 1996, dividends to fund Holdings' consolidated federal and state tax obligations, and dividends to Holdings to enable Holdings to repurchase and/or redeem Discount Debentures as permitted under the Credit Agreement. Under certain circumstances, the Company may make distributions to Holdings as permitted under the Credit Agreement and the indenture relating to the 11-3/4% Notes. During 1995, the Company dividended $57.6 million to Holdings, which Holdings used to repurchase Discount Debentures.



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

                            SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                                 1995<F1>     1994<F2>    1993<F2>    1992        1991<F3>
                                                 -------      -------     -------     ----        -------

                                                                         (Dollars in thousands)
Operating Data:
Net sales...................................... $1,101,905    $861,374    $645,468    $630,039    $678,211
Cost of goods sold.............................    970,491     748,290     571,174     554,972     605,185
                                                   -------     -------     -------     -------     -------
Gross profit...................................    131,414     113,084      74,294      75,067      73,026
Selling, general and administrative
    expenses...................................     45,734      37,160      31,821      32,274      33,223
Reduction in carrying value of assets..........     14,745      16,729        --          --          --
                                                    ------     -------     -------   ---------     -------
Income from operations.........................     70,935      59,195      42,473      42,793      39,803
Interest expense and other related
    financing costs............................     52,462      36,142      27,928      26,916      28,981
                                                    ------     -------     -------     -------     -------
Income before income taxes.....................     18,473      23,053      14,545      15,877      10,822
Income tax provision <F4>......................      8,700      11,000       6,300       2,200       1,500
                                                   -------     -------      -------   --------    --------
Income before extraordinary charges and
    cumulative effect of changes in accounting
    principles.................................      9,773      12,053       8,245      13,677       9,322
Extraordinary charges relating to early
    extinguishment of debt.....................     (2,967)       --          (841)     (9,075)       --
Cumulative effect of changes in accounting
    principles, net of taxes <F5> ..............      --          --        (9,951)        --         --
                                                  ---------   --------    --------    --------      ------
Net income (loss)..............................      6,806      12,053      (2,547)      4,602       9,322
Preferred stock dividend requirements.........       ---          --          --         2,745       3,889
                                                  ---------   --------    ---------   --------     -------
Net income (loss) applicable to
    common stockholder.........................  $   6,806     $12,053     $(2,547)  $   1,857   $   5,433
                                                   ========    =======     ========  =========   =========

Balance Sheet Data (at end of period):
Fixed assets...................................   $487,301    $251,810     $290,395   $223,879    $230,501
Total assets...................................    888,723     500,148      492,064    382,154     382,330
Total long-term debt...........................    549,610     282,568      305,000    206,681     140,701
Redeemable preferred stock.....................      --           --           --         --        27,878
Common stockholder's equity....................     12,860      63,345       52,803     32,775      46,642


Other Data:
EBDITA <F6>....................................   $133,141    $115,326      $76,769    $74,547     $72,651
EBDITA as a percentage of net sales............      12.1%       13.4%        11.9%      11.8%       10.7%
Capital expenditures...........................   $ 51,897    $ 29,184      $42,480    $23,447     $21,834
Depreciation and amortization <F7>.............   $ 45,388    $ 37,187      $33,818    $31,754     $32,848
Number of employees (at end of period) <F8>....      5,110       4,000        3,330      3,340       3,560



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


      In conjunction with the acquisition of AN Can, Silgan, Containers and Plastics entered into a $675.0 million credit facility with various banks to finance the acquisition of AN Can and the resulting increased seasonal working capital needs of the Company's metal container business, to refinance in full amounts owing under the Company's previous credit facility, to repay the Secured Notes and to permit the Company to advance or dividend to Holdings up to $75.0 million for the repurchase by Holdings of Discount Debentures. Although the Company lowered its interest rate spread under its new credit facility by 1/2%, the Company's total interest expense will increase significantly from historical amounts because the acquisition was financed entirely through bank borrowings and additional bank borrowings were dividended to Holdings to fund Holdings' repurchase of its higher cost indebtedness.

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


      Interest expense increased $16.4 million to $52.5 million for the year ended December 31, 1995, principally as a result of increased borrowings to finance the acquisition of AN Can, to fund a distribution to Holdings of $57.6 million and to fund higher working capital needs as a result of the increased seasonality of the Company's metal container business, and higher average interest rates.


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


      On August 1, 1995, Silgan, Containers and Plastics entered into a $675.0 million credit facility with various banks to finance the acquisition by Containers of AN Can, to refinance and repay in full all amounts owing under the 1993 Credit Agreement and the Secured Notes and to fund distributions to Holdings of up to $75.0 million for the repurchase of a portion of the Discount Debentures. The Credit Agreement provides the Company with $225.0 million of A term loans, $225.0 million of B term loans and a working capital facility which will provide the Company with borrowing availability of up to $225.0 million. With the proceeds received from the Credit Agreement, the Company (i) repaid $117.1 million of term loans under the 1993 Credit Agreement, (ii) repaid in full $50.0 million of its Secured Notes, (iii) acquired from ANC substantially all of the fixed assets and working capital of AN Can for $348.8 million

(excluding $15.2 million for the St. Louis operations which the Company expects to purchase by mid-1996), and (iv) incurred debt issuance costs of $19.3 million.


      The Credit Agreement provides the Company with improved financial flexibility by (i) enabling Silgan to transfer funds to Holdings for payment by Holdings of cash interest on the Discount Debentures, (ii) extending the maturity of the Company's secured debt facilities until December 31, 2000, (iii) lowering the interest rate spread on its floating rate borrowings by 1/2%, as well as providing for further interest rate reductions in the event the Company attains certain financial targets, and (iv) lowering Holdings' consolidated average cost of indebtedness by permitting Silgan to advance and/or dividend up to $75.0 million to Holdings with borrowings under the Credit Agreement, which amounts are to be used by Holdings to repurchase a portion of the Discount Debentures.

      The Credit Agreement permits Silgan, at any time prior to June 30, 1996, to borrow up to $75.0 million of working capital loans to fund the repurchase by Holdings of Discount Debentures. The commitment under the Credit Agreement for working capital loans was initially $150.0 million, and increased at the time and by the amount of any such distributions made by Silgan. During 1995, Silgan dividended $57.6 million to Holdings for the repurchase by Holdings of a portion of its outstanding Discount Debentures, thereby increasing the commitment under the revolving credit facility to $207.6 million by year end. The Company may fund further distributions to Holdings of up to $17.4 million through borrowings of working capital loans to enable Holdings to make additional repurchases of Discount Debentures prior to June 30, 1996.


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



21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-11200).


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


                                          SILGAN CORPORATION




Date:  November 21, 1996                  By /s/ Harley Rankin, Jr.
                                             --------------------
                                             Harley Rankin, Jr.
                                             Executive Vice President,
                                             Chief Financial Officer
                                             and Treasurer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Silgan Corporation



    We have audited the accompanying consolidated balance sheets of Silgan Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


     As discussed in Note 1, the consolidated financial statements for the year ended December 31, 1995 and the schedule of condensed financial information of Silgan Corporation listed in the index at Item 14(a) have been restated to reclassify advances to Silgan Corporation's parent company to a dividend. Also, as discussed in Notes 2 and 13 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes, postemployment benefits and postretirement benefits other than pensions.




                                    Ernst & Young LLP

Stamford, Connecticut
March 8, 1996

                            SILGAN CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                        December 31, 1995 and 1994
                          (Dollars in thousands)



                                                       1995      1994
                                                    (Restated)
Assets
Current assets:
  Cash and cash equivalents                          $  2,092  $  2,665
  Accounts receivable, less allowances for
    doubtful accounts of $4,843 and $1,557 for
    1995 and 1994, respectively                       109,929    64,700
  Inventories                                         210,471   122,429
  Prepaid expenses and other current assets             5,731     8,044

     Total current assets                             328,223   197,838

Property, plant and equipment, net                    487,301   251,810
Goodwill, net                                          43,562    30,009
Other assets                                           29,637    20,491

     Total assets                                    $888,723  $500,148

Liabilities and Stockholder's Equity
Current liabilities:
  Trade accounts payable                             $138,195  $ 36,845
  Accrued payroll and related costs                    32,805    26,019
  Accrued interest payable                              4,358     1,713
  Other accrued expenses                               43,062    17,013
  Bank working capital loans                            7,100    12,600
  Current portion of long-term debt                    28,140    21,968

     Total current liabilities                        253,660   116,158

Long-term debt                                        549,610   282,568
Deferred income taxes                                   3,017    13,017
Other long-term liabilities                            69,576    25,060

Stockholder's equity:
  Common stock ($0.01 par value per share;
     3,000 shares authorized, 2 shares issued)            -         -
  Additional paid-in capital                           73,635    69,535
  Accumulated deficit                                 (60,775)   (6,190)

     Total stockholder's equity                        12,860    63,345


     Total liabilities and stockholder's equity      $888,723  $500,148


                         See accompanying notes.

                            SILGAN CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1995, 1994 and 1993
                          (Dollars in thousands)


                                             1995      1994       1993

Net sales                                $1,101,905  $861,374  $645,468

Cost of goods sold                          970,491   748,290   571,174

  Gross profit                              131,414   113,084    74,294

Selling, general and
  administrative expenses                    45,734    37,160    31,821

Reduction in carrying value of assets        14,745    16,729       -

  Income from operations                     70,935    59,195    42,473

Interest expense and other
  related financing costs                    52,462    36,142    27,928

  Income before income taxes                 18,473    23,053    14,545

Income tax provision                          8,700    11,000     6,300

  Income before extraordinary
    charges and cumulative effect of
    changes in accounting principles          9,773    12,053     8,245

Extraordinary charges relating to early
  extinguishment of debt, net of taxes       (2,967)      -        (841)

Cumulative effect of changes in accounting
  principles, net of taxes                      -         -      (9,951)

  Net income (loss)                        $  6,806   $12,053   $(2,547)


                         See accompanying notes.

                            SILGAN CORPORATION
          CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
           For the years ended December 31, 1995, 1994 and 1993
                          (Dollars in thousands)



                                                                   Total
                                                                   common
                                         Additional  Accumulated  stockholder's
                                 Common   paid-in      deficit     equity
                                 stock    capital    (Restated)   (Restated)


Balance at December 31, 1992  $    -       $41,560    $(8,785)     $32,775

Capital contribution
  by Parent                        -        15,000        -         15,000

Tax benefit realized from Parent   -         7,575        -          7,575

Net loss                           -           -       (2,547)      (2,547)

Balance at December 31, 1993       -        64,135    (11,332)      52,803

Tax benefit realized from Parent   -         5,400        -          5,400

Net income                         -           -       12,053       12,053

Payments to former
  shareholders                     -           -       (6,911)      (6,911)

Balance at December 31, 1994       -        69,535     (6,190)      63,345

Tax benefit realized from Parent   -         4,100        -          4,100

Net income                         -           -        6,806        6,806

Dividend to Parent                 -           -      (57,596)     (57,596)

Payments to former
  shareholders                     -           -       (3,795)      (3,795)

Balance at December 31, 1995   $   -       $73,635  $ (60,775)      $12,860


                         See accompanying notes.

                            SILGAN CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1995, 1994 and 1993
                          (Dollars in thousands)



                                                 1995      1994      1993
                                               (Restated)


Cash flows from operating activities:
  Net income (loss)                          $  6,806  $ 12,053   $(2,547)
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
     Depreciation                              42,217    35,392    31,607
     Amortization                               7,488     6,404     4,817
     Reduction in carrying value of assets     14,745    16,729       -
     Contribution by Parent for federal
       income tax provision                     4,100     5,400     7,575
     Extraordinary charges relating
       to early extinguishment of debt          4,943       -       1,341
     Cumulative effect of changes in
       accounting principles                      -         -       6,276
     Changes in assets and liabilities,
       net of effect of acquisitions:
       (Increase) decrease in accounts
          receivable                           (1,011)  (21,267)      707
       (Increase) decrease in inventories      10,852   (16,741)   (4,316)
       Increase in trade accounts payable      43,108     4,478     3,757
       Working capital provided by AN Can
          since acquisition date               85,213       -         -
       Other, net increase (decrease)          (8,825)    4,887      (886)
          Total adjustments                   202,830    35,282    50,878
     Net cash provided by operating
          activities                          209,636    47,335    48,331

Cash flows from investing activities:
  Acquisition of ANC's Food Metal &
     Specialty business                      (348,762)      -         -
  Acquisition of Del Monte Can
     manufacturing assets                         -         519   (73,865)
  Capital expenditures                        (51,897)  (29,184)  (42,480)
  Proceeds from sale of assets                  3,541       765       262
     Net cash used in investing activities  $(397,118) $(27,900)$(116,083)


                       Continued on following page.

                            SILGAN CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           For the years ended December 31, 1995, 1994 and 1993
                          (Dollars in thousands)



                                              1995        1994       1993
                                            (Restated)

Cash flows from financing activities:
  Borrowings under working capital loans     $669,260  $393,250  $328,050
  Repayments under working capital loans     (674,760) (382,850) (366,250)
  Proceeds from issuance of long-term debt    450,000       -     140,000
  Repayments of long-term debt               (176,910)  (20,464)  (42,580)
  Capital contribution by Parent                  -         -      15,000
  Payments to former shareholders              (3,795)   (6,911)      -
  Dividend to Parent                          (57,596)      -         -
  Debt financing costs                        (19,290)      -      (8,935)
     Net cash provided (used) by financing
       activities                             186,909   (16,975)   65,285

Net increase (decrease) in cash and
  cash equivalents                               (573)    2,460    (2,467)

Cash and cash equivalents at
  beginning of year                             2,665       205     2,672

Cash and cash equivalents at
  end of year                                $  2,092  $  2,665   $   205


Supplementary data:
  Interest paid                              $ 45,293  $ 30,718   $25,733
  Income taxes paid, net of refunds             8,967     2,588       722


                         See accompanying notes.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


1.     Basis of Presentation

Silgan Corporation ("Silgan", or the "Company"), a corporation which was formed in 1987 to acquire interests in various packaging manufacturers, is a wholly-owned subsidiary of Silgan Holdings Inc. ("Holdings", or the "Parent"). The Parent is controlled by Silgan management and The Morgan Stanley Leveraged Equity Fund II, L. P. ("MSLEF II"), an affiliate of Morgan Stanley & Co., Incorporated ("MS & Co"). Since 1993, Silgan has made two significant acquisitions. Silgan acquired the U. S. metal container manufacturing business of Del Monte Corporation ("Del Monte") in 1993 and it acquired the Food Metal and Specialty business from American National Can Company ("ANC") in 1995. Both acquisitions were accounted for using the purchase method of accounting (see Note 3 - Acquisitions).

The Company, together with its wholly-owned subsidiaries Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), is predominantly engaged in the manufacture and sale of steel and aluminum containers for human and pet food products and also manufactures custom designed plastic containers used for health and personal care products. Principally, all of the Company's businesses are based in the United States. Foreign subsidiaries are not significant to the consolidated results of operations or financial position of the Company.


The consolidated financial statements at December 31, 1995 have been restated to record a distribution of $57.6 million made by the Company to Holdings as a dividend. The distribution was originally recorded as an advance to Parent. Accordingly, the advance to Parent has been eliminated and the accumulated deficit has been increased by the amount of the distribution.


2.     Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. Assets and liabilities of the Company's foreign subsidiary are translated at rates of exchange in effect at the balance sheet date. Income statement amounts are translated at the average of monthly exchange rates.

Certain  reclassifications  have  been  made  to  prior  year's   financial
statements to conform with current year presentation.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


2.     Summary of Significant Accounting Policies  (continued)

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments having original maturities of three months or less from the time of purchase. The carrying values of these assets approximate their fair values. As a result of the Company's cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $30.0 million at December 31, 1995 and $5.4 million at December 31, 1994 are included in trade accounts payable.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) and are principally accounted for by the last-in, first-out method
(LIFO).

Property, Plant, and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. Major renewals and betterments that extend the life of an asset are capitalized and repairs and maintenance expenditures are charged to expense as incurred. Depreciation is computed using the straight-line method over their estimated useful lives. The principal estimated useful lives are 35 years for buildings and range between 3 to 18 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

Goodwill

The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill is stated at cost less accumulated amortization. Amortization is computed on a straight-line basis over periods ranging from 20 to 40 years. The Company periodically evaluates the existence of goodwill impairment to access whether goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Impairments would be recognized in operating results if a permanent reduction in values were to occur.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


2.     Summary of Significant Accounting Policies  (continued)

Other Assets

Other assets consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (5 to 10 years). Other intangible assets are amortized over their expected useful lives using the straight-line method.

Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used to calculate deferred income taxes. The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Under SFAS No. 109, the Company recognizes a federal tax benefit from the losses of Holdings which is reflected as a contribution to additional paid-in capital. Due to the adoption of SFAS No. 109 in 1993, the Company recorded a cumulative charge to earnings and a credit to paid-in-capital of $6.0 million for the difference in methods up to the date of adoption.

Postemployment Benefits

During 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires accrual accounting for employee benefits that are paid between the termination of active employment but prior to retirement. Such benefits include salary continuation, disability, severance, and health care. The cumulative effect as of January 1, 1993 of this accounting change was to decrease net income by $0.8 million (after related income taxes of $0.5 million).

Fair Values of Financial Instruments

The carrying amounts for cash, accounts receivable, accounts payable, and other accrued liabilities are reflected in the financial statements and reasonably approximate fair value due to the short maturity of these items. The carrying value for short and long-term debt also approximates fair value but may vary due to changing market conditions. Methods and assumptions used to estimate fair value and the fair value of the Company's debt instruments are disclosed in Note 10.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


2.     Summary of Significant Accounting Policies  (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, revenues and expenses, as well as footnote disclosures in the financial statements. Actual results may differ from those estimates.


3.     Acquisitions

During the three years ended December 31, 1995, the Company made two acquisitions, as discussed below. Both were accounted for using the purchase method of accounting and the results of operations have been included with the Company's results from the respective acquisition dates. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill.

Fiscal year 1995 acquisition

On August 1, 1995, Containers acquired from ANC substantially all of the fixed assets and working capital, and assumed certain specified limited liabilities, of ANC's Food Metal & Specialty business ("AN Can"), which manufactures, markets and sells metal food containers and rigid plastic containers for a variety of food products and metal caps and closures for food and beverage products. The purchase price for the assets acquired and the assumption of certain specified liabilities, including related transaction costs, was $364.0 million (including $15.2 million for the operations of ANC's St. Louis, MO facility which the Company intends to purchase by mid-1996 upon completion of a rationalization project undertaken at that location).

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


3.     Acquisitions  (continued)

Fiscal year 1995 acquisition  (continued)

The purchase price was allocated to the tangible and identifiable assets acquired and liabilities assumed based upon their estimated fair values as determined from preliminary appraisals and valuations which management believes are reasonable. The purchase price allocation will be finalized within one year of the acquisition date. Differences between actual and preliminary valuations will cause adjustments to the AN Can purchase price allocation as shown below. Estimated items subject to change include employee benefit costs and termination costs associated with plant rationalization and administrative workforce reductions and other plant exit costs. The aggregate purchase price and its preliminary allocation to the assets and liabilities is as follows for AN Can (dollars in thousands):

  Net working capital acquired                  $155,967
  Property, plant and equipment                  240,079
  Goodwill                                        14,832
  Deferred tax asset                              10,000
  Other liabilities assumed                      (56,916)
                                                $363,962

Set forth below are the Company's summary unaudited pro forma results of operations for the years ended December 31, 1995 and 1994. The pro forma results include the historical results of the Company and AN Can and reflect the effect of purchase accounting adjustments based on preliminary appraisals and valuations, the financing of the acquisition, the refinancing of the Company's debt obligations, and certain other adjustments as if these events occurred as of the beginning of the periods presented. The pro forma data does not purport to represent what the Company's results of operations actually would have been if the operations were combined as of January 1, 1995 or 1994, or to project the Company's results of operations for any future period.

                                                    1995       1994
                                                (Dollars in thousands)

  Net sales                                   $1,404,382    $1,457,968
  Income from operations                          98,674 (1)    63,980 (2)
  Income (loss) before income taxes               32,333        (3,572)
  Net income (loss)                               18,033        (2,107)

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


3.     Acquisitions  (continued)

Fiscal year 1995 acquisition  (continued)

(1) Included in pro forma income from operations for the year ended December 31, 1995 is a charge incurred by the Company of $14.7 million to adjust the carrying value of certain underutilized machinery and equipment at Silgan facilities (existing prior to the AN Can acquisition) to net realizable value.

(2) Included in pro forma income from operations for the year ended December 31, 1994 are charges incurred by AN Can of $10.1 million for shut down costs necessary to realign the assets of the business more closely with the existing customer base, $16.7 million related to Silgan and $7.1 million related to AN Can to adjust the carrying value of certain technologically obsolete and inoperable equipment to realizable value, and $26.7 million for the write-down of goodwill by AN Can.

Fiscal year 1993 acquisition

On December 21, 1993, Containers acquired from Del Monte substantially all of the fixed assets and certain working capital of Del Monte's container manufacturing business in the United States ("DM Can"). The final purchase price for the assets acquired and the assumption of certain specified liabilities, including related transaction costs, was $73.3 million. The detail of the assets acquired is as follows (dollars in thousands):

   Net working capital                          $ 21,944
   Property, plant and equipment                  47,167
   Goodwill                                       13,729
   Other liabilities assumed                      (9,494)
                                                $ 73,346

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


4.     Inventories

The components of inventories at December 31, 1995 and 1994 consist of the following:

                                                   1995        1994
                                                (Dollars in thousands)

     Raw materials                             $ 46,027    $ 38,575
     Work-in-process                             24,869      19,045
     Finished goods                             135,590      63,409
     Spare parts and other                        6,344       1,621
                                                212,830     122,650
     Adjustment to value inventory
        at cost on the LIFO method               (2,359)       (221)
                                               $210,471    $122,429

The amount  of  inventory recorded  on  the first-in  first-out  method  at
December  31,  1995  and   1994  was  $14.9   million  and  $6.5   million,
respectively.

5.     Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

                                                   1995        1994
                                               (Dollars in thousands)

     Land                                      $  6,355    $  3,707
     Buildings and improvements                  68,860      51,665
     Machinery and equipment                    584,526     346,061
     Construction in progress                    33,764      18,124
                                                693,505     419,557
     Accumulated depreciation and amortization (206,204)   (167,747)
           Property, plant and equipment, net  $487,301    $251,810

For the years ended December 31, 1995, 1994, and 1993, depreciation expense was $42.2 million, $35.4 million, and $31.6 million respectively. The total amount of repairs and maintenance expense was $26.9 million in 1995, $19.9 million in 1994, and $17.1 million in 1993.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


5.     Property, Plant, and Equipment  (continued)

Effective October 1, 1994, the Company extended the estimated useful lives of certain fixed assets to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominate practice in the industry. The change had the effect of decreasing depreciation expense in 1994 by approximately $1.3 million and increasing net income by $0.8 million.

Based upon a review of its depreciable assets, the Company determined that certain adjustments were necessary to properly reflect net realizable values. In 1995, the Company recorded a write-down of $14.7 million for the excess of carrying value over estimated realizable value of machinery and equipment at existing facilities which have become underutilized due to excess capacity. In 1994, charges of $16.7 million were recorded which included $2.6 million to write-down the excess carrying value over estimated realizable value of various plant facilities held for sale and $14.1 million for technologically obsolete and inoperable machinery and equipment.

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which is effective for the 1996 fiscal year. As required by this standard, impairment losses will be recognized when events or changes in circumstances indicate that the fair value of identified assets is less than the carrying amount. In making such a determination, the Company will compare the undiscounted cash flows generated by specified assets to the carrying value of such assets. The Company will adopt SFAS No. 121 in 1996 and believes the effect of adoption will not be material.


6.     Goodwill

Goodwill amortization charged to operations was $1.3 million in 1995; $1.2
million in 1994;  and $0.5 million  in 1993.   Accumulated amortization  of
goodwill at December 31, 1995, 1994, and 1993 was $5.0 million; $3.7 million; and $2.5 million, respectively.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993



7.     Dividend to Parent

During the year ended December 31, 1995, the Company dividended to Holdings $57.6 million. Holdings used this distribution to purchase $61.7 million face amount of Holdings' 13 1/4% Senior Discount Debentures ("Discount Debentures"). The Company is currently permitted under its debt facilities to provide up to $17.4 million to fund additional repurchases by Holdings of its Discount Debentures prior to June 30, 1996.



8.     Other Assets

Other assets at December 31, 1995 and 1994 consist of the following:

                                                   1995       1994
                                              (Dollars in thousands)

     Debt issuance costs                        $25,021    $18,092
     Other                                       10,202      9,519
                                                 35,223     27,611
     Less:  accumulated amortization             (5,586)    (7,120)
                                                $29,637    $20,491

During 1995, as part of the acquisition of AN Can and the related refinancing of its secured debt facilities, the Company wrote off $4.9 million of unamortized debt issuance costs and capitalized $19.3 million in new debt issuance costs. Amortization expense relating to debt issuance for the years ended December 31, 1995, 1994, and 1993 was $4.3 million, $4.6 million, and $2.6 million, respectively.


9.     Short-Term Borrowings and Long-Term Debt

The Company has a working capital revolving credit facility which it uses to finance its seasonal liquidity needs. As of December 31, 1995 and 1994, the Company had $7.1 million and $12.6 million of working capital loans outstanding, respectively.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


9.     Short-Term Borrowings and Long-Term Debt  (continued)

Long-term debt consists of the following:
                                                  1995        1994
                                               (Dollars in thousands)

  Bank A Term Loans                             $220,000   $ 39,845
  Bank B Term Loans                              222,750     79,691
  Senior Secured Floating Rate Notes due
     June 30, 1997                                   -       50,000
  11 3/4% Senior Subordinated Notes due
     June 15, 2002                               135,000    135,000
                                                 577,750    304,536
  Less: Amounts due within one year               28,140     21,968
                                                $549,610   $282,568

The aggregate annual maturities of long-term debt at December 31, 1995 are as follows (dollars in thousands):

                    1996                       $  28,140
                    1997                          37,170
                    1998                          52,138
                    1999                          52,138
                    2000                         102,281
                    2001 and thereafter          305,883
                                               $ 577,750

1995 Bank Credit Agreement


Effective August 1, 1995, the Company, Containers, and Plastics entered into a $675.0 million credit agreement (the "Credit Agreement") with various banks to finance the acquisition by Containers of AN Can, to refinance and repay in full all amounts owing under the previous bank credit agreement and the Company's Senior Secured Notes and to fund distributions to Holdings of up to $75.0 million for the repurchase of a portion of Holding's Discount Debentures. In connection with the refinancing of the credit agreement, the Company incurred a charge of $3.0 million (net of taxes of $2.1 million) in 1995 for the early extinguishment of amounts owed under existing secured debt facilities.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


9.     Short-Term Borrowings and Long-Term Debt  (continued)

1995 Bank Credit Agreement  (continued)


The Credit Agreement provided the Company with (i) $225.0 million of A Term Loans, (ii) $225.0 million of B Term Loans, and (iii) a working capital revolving credit facility of up to $225.0 million ("Working Capital Loans"). The Company used proceeds from the Credit Agreement to repay $117.1 million of term loans under the previous bank credit agreement, repay in full $50.0 million of its Senior Secured Notes due 1997, acquire AN Can for $348.8 million (excluding $15.2 million for the St. Louis operations which the Company expects to purchase by mid-1996), distribute $57.6 million to Holdings, and incur debt issuance costs of $19.3 million.


The A Term Loans mature on December 31, 2000, and the B Term Loans mature on March 15, 2002. During 1995, principal repayments of $5.0 million were made on the A Term Loans and $2.3 million on the B Term Loans. Principal is to be repaid on each term loan in installments in accordance with the Credit Agreement until maturity.

As defined in the Credit Agreement, the Company is required to repay the term loans (ratably allocated between the A Term Loans and the B Term Loans) in an amount equal to 80% of the net sale proceeds from certain asset sales and up to 100% of the net equity proceeds from certain sales of equity. In addition, effective for the year ended December 31, 1996 and each year thereafter during the term of the Credit Agreement, the Company is required to pre-pay the term loans (ratably allocated between the A Term Loans and the B Term Loans) in an amount equal to 50% of the Company's excess cash flow. Amounts repaid under the term loans cannot be reborrowed.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


9.     Short-Term Borrowings and Long-Term Debt  (continued)

1995 Bank Credit Agreement  (continued)


The Credit Agreement provides Containers and Plastics, together, a revolving credit facility of $225.0 million for working capital needs. The commitment under the Credit Agreement for Working Capital Loans was initially $150.0 million. This initial commitment will increase at the time and by the amount of any distributions made by the Company to Holdings for the repurchase of its Discount Debentures (up to a maximum commitment of $225.0 million). As of December 31, 1995, the Company had dividended $57.6 million to Holdings, thereby increasing the commitment under the revolving credit facility to $207.6 million. After taking into account outstanding letters of credit of $6.6 million and Working Capital Loans of $7.1 million, the borrowings available under the revolving credit facility were $193.9 million at December 31, 1995. In addition to borrowings of Working Capital Loans, the Company may utilize up to a maximum of $20.0 million in letters of credit as long as the aggregate amount of borrowings and letters of credit outstanding does not exceed the amount of the commitment. The aggregate amount of Working Capital Loans and letters of credit which may be outstanding at any time is also limited to the aggregate of 85% of eligible accounts receivable and 50% of eligible inventory. Working Capital Loans may be borrowed, repaid, and reborrowed over the life of the Credit Agreement until final maturity on December 31, 2000.


The borrowings under the Credit Agreement may be designated by the respective Borrowers as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of (i) 1/2 of 1% in excess of Adjusted Certificate of Deposit Rate, or (ii) Bankers Trust Company's prime lending rate. Base Rate borrowings bear interest at the Base Rate plus 1.50%, in the case of A Term Loans and Working Capital Loans; and 2.0%, in the case of B Term
Loans. Eurodollar Rate borrowings bear interest at the Eurodollar Rate plus 2.50% in the case of A Term Loans and Working Capital Loans; and 3.0%, in the case of B Term Loans. At December 31, 1995, the interest rate for Base Rate borrowings was 10.0 % and the interest rate for Eurodollar Rate borrowings ranged between 8.1875% and 8.9375%.

For 1995, 1994 and 1993, respectively, the average amount of borrowings of Working Capital Loans was $67.6 million, $14.4 million and $51.9 million; the average annual interest rate paid on such borrowings was 8.9%, 8.4%, and 6.0%; and the highest amount of such borrowings at any month-end was $184.0 million, $43.9 million, and $80.3 million.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


9.     Short-Term Borrowings and Long-Term Debt  (continued)

1995 Bank Credit Agreement  (continued)

The Credit Agreement provides for the payment of a commitment fee of 0.5% per annum on the daily average unused portion of commitments available under the working capital revolving credit facility as well as a 2.75% per annum fee on outstanding letters of credit.

The indebtedness under the Credit Agreement is guaranteed by Holdings and each of the Borrowers and secured by a security interest in substantially all of the real and personal property of the Borrowers. The stock of Silgan and the stock of principally all of its subsidiaries have been pledged to the lenders under the Credit Agreement.

The Credit Agreement contains various covenants which limit or restrict, among other things, investments, indebtedness, liens, dividends, leases, capital expenditures, and the use of proceeds from asset sales, as well as requiring the Company to meet certain specified financial covenants. The Company is currently in compliance with all covenants under the Credit Agreement.

1993 Bank Credit Agreement

Effective December 21, 1993, the Company, Containers, and Plastics entered into a credit agreement with a group of banks for $140.0 million in term loans and $70.0 million in working capital loans to finance in part the acquisition of DM Can and repay $41.6 million of term loans owed under a previous bank credit agreement. In addition, Holdings issued and sold 250,000 shares of its Class B Common Stock for $15.0 million and, in turn, contributed such amount to the Company. As a result of the early extinguishment of debt, the Company incurred a charge of $0.8 million (net of taxes of $0.5 million).

According to the terms of this bank credit agreement, 80% of amounts received from the sale or disposal of assets was to be used to repay term loans. Prior to the refinancing and repayment of this bank facility, an additional principal payment of $2.5 million was made early in 1995 from net proceeds received from asset sales.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


9.     Short-Term Borrowings and Long-Term Debt  (continued)

Senior Secured Floating Rate Notes

The Company redeemed its Senior Secured Notes on August 30, 1995 for a premium of $0.1 million.

11 3/4% Senior Subordinated Notes

The Company's 11 3/4% Senior Subordinated Notes (the "11 3/4% Notes") which mature on June 15, 2002, represent unsecured general obligations, subordinate in right of payment to obligations of the Company under the Credit Agreement and effectively subordinate to all of the obligations of the subsidiaries of the Company. Interest is payable semi-annually on June 15 and December 15.

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

The 11 3/4% Notes Indenture contains covenants which are comparable to or less restrictive than those under the terms of the existing Credit Agreement.


10.     Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value due to the short duration of those investments.

Short and long-term debt: The carrying amounts of the Company's borrowings under its working capital loans and variable-rate borrowings approximate their fair value. The fair values of fixed-rate borrowings are based on quoted market prices.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


10.     Fair Value of Financial Instruments  (continued)

Letters of Credit:   Fair values  of the Company's  outstanding letters  of
credit are based on current contractual amounts outstanding.

The following table presents the carrying amounts and fair values of the Company's financial instruments recorded at December 31, 1995 and 1994, respectively (dollars in thousands):

                                           1995              1994
                                   Carrying   Fair      Carrying  Fair
                                    Amount    Value      Amount   Value

   Working Capital Facility        $  7,100 $  7,100   $ 12,600 $ 12,600
   Current Portion of long-term
      debt                           28,140   28,140     21,968   21,968
   Bank A Term Loans                220,000  220,000     39,845   39,845
   Bank B Term Loans                222,750  222,750     79,691   79,691
   Senior Secured Floating Rate
      Notes due June 30, 1997           -       -        50,000   50,000
   11 3/4% Senior Subordinated
      Notes due June 15, 2002       135,000  144,500    135,000  140,400

The Company has had limited involvement with derivative financial instruments and does not use them for trading purposes. During 1995 and 1994, the Company was not party to any interest rate hedge agreements, nor did it use derivative instruments to hedge commodity and foreign exchange risks.

Subsequent to December  31, 1995, the  Company entered  into interest  rate swap agreements in order to manage its exposure to interest rate fluctuations. These agreements effectively convert interest rate exposure from variable rate to a fixed rate without the exchange of the underlying principal amounts. The Company has agreed to pay fixed rates of interest ranging from 8.1% to 8.6% on notional principal amounts totaling $100.0 million and which mature in the year 1999. Net payments or receipts under these agreements will be recorded as adjustments to interest expense.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


10.     Fair Value of Financial Instruments  (continued)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from multi-year supply agreements with many of its customers. Revenues from its two largest customers accounted for approximately 36.0% of sales in 1995 and 47.3% in 1994. The receivable balances from these customers collectively represented 28.2% and 34.4% of accounts receivable before allowances at December 31, 1995 and 1994, respectively. As is common in the packaging industry, the Company provides extended payment terms for some of its customers due to the seasonality of the vegetable and fruit pack business. Exposure to losses is dependent on each customer's financial position. The Company performs ongoing credit evaluations of its customer's financial condition and its receivables are not collateralized. The Company maintains an allowance for doubtful accounts which management believes is adequate to cover potential credit losses based on customer credit evaluations, collection history, and other information.


11.     Commitments

The Company has a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options. Minimum future rental payments under these leases are (dollars in thousands):

                    1996                        $13,442
                    1997                         10,768
                    1998                          7,973
                    1999                          5,778
                    2000                          4,928
                    2001 and thereafter           7,159
                                                $50,048

Rent expense was approximately $10.8 million in 1995; $9.1 million in 1994; and $8.0 million in 1993.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


12.     Retirement Plans

The Company sponsors pension and defined contribution plans which cover substantially all employees, other than union employees covered by multi-employer defined benefit pension plans under collective bargaining agreements. Pension benefits are provided based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided for based on stated amounts for each year of service. It is the Company's policy to fund accrued pension and defined contribution costs in compliance with ERISA requirements. Assets of the plans consist primarily of equity and bond funds.

The following table sets forth the funded status of the Company's retirement plans as of December 31:

                                        Plans in which    Plans in which
                                         Assets Exceed      Accumulated
                                          Accumulated         Benefits
                                           Benefits        Exceed Assets

                                        1995      1994      1995     1994
                                             (Dollars in thousands)
  Actuarial present value of
   benefit obligations:
     Vested benefit obligations       $12,135   $ 9,182   $31,465 $19,876
     Non-vested benefit obligations       547       871     3,158   1,889
  Accumulated benefit obligations      12,682    10,053    34,623  21,765
  Additional benefits due to
     future salary levels               5,667     5,358     7,132   3,557
  Projected benefit obligations        18,349    15,411    41,755  25,322
  Plan assets at fair value            12,988    11,612    23,535  17,249
  Projected benefit obligation
     in excess of plan assets           5,361     3,799    18,220   8,073
  Unrecognized actuarial gain (loss)     (165)      504     1,237   3,916
  Unrecognized prior service costs       (615)     (665)   (2,128) (2,461)
  Additional minimum liability           -         -        1,990   1,677
  Accrued pension liability
     recognized in the balance sheet  $ 4,581   $ 3,638   $19,319 $11,205

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


12.     Retirement Plans  (continued)

As of the AN Can acquisition date, the Company assumed an accrued pension liability of $6.8 million related to the active employee population transferred to the Company from AN Can. Under the terms of the acquisition, ANC retained the liability for the retired population as of August 1, 1995.

For certain pension plans with accumulated benefits in excess of plan assets at December 31, 1995 and December 31, 1994, the balance sheet reflects an additional minimum pension liability and related intangible asset of $2.0 million and $1.7 million, respectively,

The components of net periodic pension costs for defined benefit plans are as follows:

                                           1995      1994      1993
                                             (Dollars in thousands)

  Service cost                           $ 3,067   $ 2,947    $ 1,809
  Interest cost                            3,887     3,334      2,144
  Actual loss (return) on assets          (7,284)      539     (1,784)
  Net amortization and deferrals           5,008    (2,698)       317
    Net periodic pension cost            $ 4,678   $ 4,122    $ 2,486

During 1995, the Company recognized settlement and curtailment losses of $0.4 million from the termination of participation in certain plans as a result of plant closings and changes in pension benefit provisions. The Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The composition of total pension cost for 1995, 1994, and 1993 in the Consolidated Statements of Operations is as follows:

                                           1995      1994      1993
                                            (Dollars in thousands)

  Net periodic pension cost              $ 4,678   $ 4,122    $ 2,486
  Settlement and curtailment losses, net     418       -          -
  Contributions to multi-employer
        union plans                        2,708     2,700      2,000
    Total pension costs                  $ 7,804   $ 6,822    $ 4,486

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


12.     Retirement Plans  (continued)

The assumptions used in determining the actuarial present value of plan benefit obligations as of December 31 are as follows:

                                           1995      1994        1993

  Discount rate                             7.5%      8.5%      7.5%
  Weighted average rate of
    compensation increase                   4.0%      4.5%      4.5%
  Expected long-term rate of
    return on plan assets                   8.5%      8.5%      8.5%

The Company also sponsors defined contribution pension and profit sharing plans covering substantially all employees. Company contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to income for these plans were $1.7 million in 1995; $2.5 million in 1994; and $1.5 million in 1993. The decline in defined contributions in 1995 as compared to 1994 resulted from lower profit-sharing contributions made for Company employees since target financial objectives were not achieved. This decrease was partially offset by an increase in the contribution base attributable to additional employee participation as a result of the acquisition of AN Can.

13.     Postretirement Benefits Other than Pensions

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

The Company has defined benefit health care and life insurance plans that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. Retiree health benefits are paid as covered expenses are incurred.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


13.     Postretirement Benefits Other than Pensions  (continued)

The following table presents the funded status of the postretirement plans and amounts recognized in the Company's balance sheet as of December 31:

                                                    1995       1994
                                                (Dollars in thousands)
Accumulated postretirement benefit obligation:
     Retirees                                   $  1,587    $ 1,183
     Fully eligible active plan participants      11,647      1,521
     Other active plan participants               14,770      2,577
Total accumulated postretirement
   benefit obligation                             28,004      5,281
Unrecognized net gain                             (2,929)      (219)
Unrecognized prior service costs                    (298)       (79)
Accrued postretirement benefit liability        $ 24,777    $ 4,983

As of the AN Can acquisition date, the Company assumed a postretirement benefit liability in the amount of $19.6 million for the active population transferred to the Company from AN Can. Under the terms of the acquisition, ANC retained the liability for the retired population as of August 1, 1995.

Net periodic postretirement benefit cost include the following components:

                                                    1995       1994
                                                (Dollars in thousands)

       Service cost                               $  372     $  321
       Interest cost                               1,097        412
       Net amortization and deferral                  42        (14)
       Net periodic postretirement benefit cost   $1,511     $  719

The weighted average discount rates used to determine the accumulated postretirement benefit obligation as of December 31, 1995 and 1994 were 7.5% and 8.5%, respectively. The net periodic postretirement benefit costs were calculated using a discount rate ranging from 7.5% to 8.5% for 1995 and 8.5% for 1994. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ranged from 7.14% to 10.0% in 1995 and was 14% in 1994, declining to a rate ranging from 5.0% to 6.0% in the year 2003 and thereafter.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


13.     Postretirement Benefits Other than Pensions  (continued)

A 1% increase in the health care cost trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $3.7 million and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1995 by approximately $0.2 million.


14.     Income Taxes

Income taxes for 1995, 1994, and 1993 reflect the adoption of SFAS No. 109 under which the Company provides for taxes as if it were a separate taxpayer.

The components of income tax expense are as follows:

                                         1995       1994       1993
                                           (Dollars in thousands)

           Current
               Federal                $   500    $ 2,500     $  300
               State                    1,900      3,200      1,900
               Foreign                    100       (100)      (400)
                                        2,500      5,600      1,800
           Deferred
               Federal                  4,100      5,400      7,575
               State                      -          -          100
               Foreign                    -          -          -
                                        4,100      5,400      7,675
                                      $ 6,600    $11,000     $9,475

Income tax expense is included in the financial statements as follows:

                                         1995       1994       1993
                                           (Dollars in thousands)

           Income before
              extraordinary charges
              and accounting changes  $ 8,700    $11,000    $ 6,300
           Extraordinary charges       (2,100)       -         (500)
           Cumulative effect of
              accounting changes          -          -        3,675
                                      $ 6,600    $11,000     $9,475

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


14.     Income Taxes  (continued)

The income tax provision varied from that computed by using the U.S. statutory rate as a result of the following:

                                          1995       1994      1993
                                             (Dollars in thousands)
  Income tax provision at the
     U.S. Federal income tax rate      $ 6,466    $ 8,069   $ 5,091
  State and foreign tax expense
     net of Federal income benefit       1,625      2,015     1,235
  Amortization of goodwill                 471        576       154
  Other                                    138        340      (180)
                                       $ 8,700    $11,000   $ 6,300

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                                     1995      1994
                                                (Dollars in thousands)
   Deferred tax liabilities:
     Tax over book depreciation                   $27,800          $21,900
     Book over tax basis of assets acquired        41,700           21,400
     Other                                          3,900            4,100
       Total deferred tax liabilities              73,400           47,400

   Deferred tax assets:
     Book reserves not yet deductible
       for tax purposes                            56,300           24,600
     Net operating loss carryforwards               3,800            3,800
     Benefit taken for Holdings' losses            10,200            5,500
     Other                                             83              483
       Total deferred tax assets                   70,383           34,383

   Net deferred tax liabilities                   $ 3,017          $13,017

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


14.     Income Taxes  (continued)

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

Also, in accordance with the tax allocation agreement, the Company is required to reimburse Holdings for its allocable share of Holdings' tax liability. The Company's share of Holdings' Federal tax liability, for alternative minimum tax, aggregated $0.5 million in 1995 and $1.5 million in 1994.

On a consolidated basis, the Company and Holdings have net operating loss carryforwards at December 31, 1995 of approximately $100.0 million which are available to offset future consolidated taxable income of the group and expire from 2001 through 2010. The Company and Holdings, on a consolidated basis at December 31, 1995, have $3.9 million of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes.

At December 31, 1995 the Company, if reporting on a separate company basis, would have had net operating loss carryforwards for Federal tax purposes of approximately $8.0 million, which are subject to limitation under the consolidated return regulations, and expire from 2001 to 2007.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


15.     Acquisition Reserves

In connection with the acquisition of AN Can, the Company plans to improve operating efficiencies through production and facility consolidation and through workforce reductions. As part of its preliminary purchase price allocation, the Company established a reserve for $25.0 million which primarily consists of $20.5 million for severance and $4.5 million of facility exit costs. The provision for severance includes employee termination benefits, such as, salary continuation, pension, and medical. Plant exit costs include planned expenditures relating to facility shut down, equipment removal, and compliance with environmental regulations. During the year, $0.9 million of costs were expended for severance. As of December 31, 1995, $7.1 million remained in other accrued expenses for costs expected to be paid within one year and $17.0 million remained in long term liabilities. Management believes that the operating improvements will not be fully implemented until 1997 and the remaining reserve balance will be adequate to cover anticipated costs.


16.     Stock Option Plans

Containers and Plastics have established stock option plans for their key employees pursuant to which options to purchase shares of common stock of Holdings and its subsidiaries and stock appreciation rights ("SARs") may be granted.

Options granted under the plans may be either incentive stock options or non-qualified stock options. To date, all stock options granted have been non-qualified stock options. Under the plans, Containers and Plastics have each reserved 1,200 shares of its common stock for issuance under their respective plans. Containers has 13,764 shares and Plastics has 13,800 shares of $0.01 par value common stock currently issued, and all such shares are owned by Silgan.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


16.     Stock Option Plans  (continued)

The SARs extend to all of the shares covered by the options and provide for the payment to the holders of the options of an amount in cash equal to the excess of, in the case of Containers' plan, the pro forma book value, as defined, of a share of common stock (or in the event of a public offering or a change in control (as defined), the fair market value of a share of common stock) over the exercise price of the option, with certain adjustments for the portion of vested stock appreciation rights not paid at the time of the recapitalization in June 1989; or, in the case of the Plastics plan, in the event of a public offering or a change in control (as defined), the fair market value of a share of common stock over the exercise price of the option.

Prior to a public offering or change in control, should an employee leave the Company, Containers has the right to repurchase, and the employee has the right to require Containers to repurchase, the common stock at the then pro forma book value.

At December 31, 1995, there were outstanding options for 936 shares under the Containers plan and 1,200 shares under the Plastics plan. The exercise prices per share range from $2,122 to $4,933 for the Containers options and $126 to $993 for the Plastics options. The stock options and SARs generally become exercisable ratably over a five-year period. At December 31, 1995, there were 840 options/SARs exercisable under the Containers plan and 180 options/SARs exercisable under the Plastics plan. The Company incurred charges relating to the vesting and payment of benefits under the stock option plans of $0.4 million in 1995; $1.5 million in 1994; and $0.2 million in 1993.

In the event of a public offering of any of Holdings' capital stock or a change in control of Holdings, (i) the options granted by Containers and Plastics pursuant to the plans and (ii) any stock issued upon exercise of such options issued by Containers are convertible into either stock options or common stock of Holdings, as the case may be. The conversion of such options or shares will be based upon a valuation of Holdings and an allocation of such value among the subsidiaries after giving affect to, among other things, that portion of the outstanding indebtedness of Holdings allocable to each such subsidiary.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


16.     Stock Option Plans  (continued)

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the 1996 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or may continue to follow the current accounting method as prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company does not intend to adopt SFAS No. 123 for expense recognition purposes in 1996.


17.     Stockholder's Equity

The Company's authorized capital stock consists of 1,000 shares each of Class A, B, and C Common Stock ($.01 par value) and preferred stock. The Company's outstanding capital stock at December 31, 1995 and 1994 consists of 1 share of Class A Common Stock and 1 share of Class B Common Stock. Both shares are issued to Holdings.


18.     Related Party Transactions

Pursuant to various management services agreements entered into between Holdings, Silgan, Containers, Plastics, and S&H, Inc. ("S&H"), a company wholly-owned by Messr. Silver, the Chairman and Co-Chief Executive Officer and Messr. Horrigan, the President and Co-Chief Executive Officer, of Holdings and Silgan, S&H provides Holdings, the Company and its subsidiaries with general management, supervision and administrative services. In consideration for its services, S&H receives a fee of 4.95% (of which 0.45% is payable to MS & Co.) of Holdings' consolidated earnings before depreciation, amortization, interest and taxes ("EBDIT") until EBDIT has reached the Scheduled Amount set forth in the Management Agreements and 3.3% (of which 0.3% is payable to MS & Co.) after EBDIT has exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. The total amount incurred under the Management Agreements was $5.4 million in 1995, $5.0 million in 1994, and $4.4 million in 1993 and was allocated, based upon EBDIT, as a charge to operating income of each business segment. Included in accounts payable at December 31, 1995 and 1994, was $0.1 million payable to S&H.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


18.     Related Party Transactions  (continued)

Under the terms of the Management Agreements, the Company has agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

In connection with the refinancings and bank credit agreements entered into during 1995 and 1993, the banks thereunder (including Bankers Trust Company) received fees totaling $17.2 million in 1995 and $8.1 million in 1993.


19.     Litigation

In connection with the acquisition by Holdings of Silgan as of June 30, 1989 (the "Merger"), a decision was rendered in 1995 by the Delaware Court of Chancery with respect to appraisal proceedings filed by certain former stockholders of 400,000 shares of stock of Silgan. Pursuant to that decision, these former holders were awarded $5.94 per share, plus simple interest at a rate of 9.5%. This award was less than the amount, $6.50 per share, that these former holders would have received in the Merger. The right of these former holders to appeal the Chancery Court's decision has expired. In 1995, Silgan made a distribution to Holdings and payment was tendered to these former holders for $3.8 million as reflected in the Consolidated Statement of Common Stockholder's Equity. In 1994, prior to the trial for appraisal, Holdings and the former holders of an additional 650,000 shares of stock of Silgan agreed to a settlement in respect of their appraisal rights, and Silgan made a distribution to Holdings in order to make a payment of $6.9 million, including interest, in respect of the settlement.

With respect to a complaint filed by limited partners of The Morgan Stanley Leveraged Equity Fund, L.P. against a number of defendants, including Silgan and Holdings, all claims against Silgan and Holdings related to this action were dismissed on January 14, 1993. The plaintiff's time to appeal the dismissal of the claims against Silgan and Holdings expired following the dismissal of the claims against certain other defendants in June 1995.

Other than the actions mentioned above, there are no other pending legal proceedings to which the Company is a party or to which any of its properties are subject which would have a material effect on the Company's financial position.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


20.     Business Segment Information

The Company is engaged in the packaging industry and operates principally in two business segments. Both segments operate in North America. There are no intersegment sales. Presented below is a tabulation of business segment information for each of the past three years (in millions):

                          Net     Oper.  Identifiable  Dep. &    Capital
                         Sales   Profit     Assets     Amort.    Expend.
1995
Metal container
  & specialty (1)      $  882.3  $72.9 (2)  $726.7     $31.6     $32.5
Plastic container         219.6   13.2       159.4      13.8      19.4
  Consolidated         $1,101.9  $86.1      $886.1     $45.4     $51.9

1994
Metal container
  & specialty (1)      $  657.1  $67.0 (3)  $335.3     $23.1     $16.9
Plastic container         204.3    9.4 (3)   162.8      14.1      12.3
  Consolidated         $  861.4  $76.4      $498.1     $37.2     $29.2

1993
Metal container
 & specialty (1)       $  459.2  $42.3      $324.5     $17.3     $25.3
Plastic container         186.3    0.6       165.9      16.5      17.2
  Consolidated         $  645.5  $42.9      $490.4     $33.8     $42.5


(1) Specialty packaging sales include closures, plastic bowls, and paper containers used by processors and packagers in the food industry and are not significant enough to be reported as a separate segment.

(2) Excludes charge for reduction in carrying value of assets of $14.7 million for metal container segment.

(3) Excludes charges for reduction in carrying value of assets of $7.2 million for metal container segment and $9.5 million for plastic container segment, respectively.

                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993


20.     Business Segment Information  (continued)

Operating profit is reconciled to income before tax as follows (in millions):

                                        1995      1994      1993
     Operating profit                 $ 86.1    $ 76.4    $ 42.9
     Reduction in carrying
       value of assets                  14.7      16.7       -
     Interest expense                   52.5      36.1      27.9
     Corporate                           0.4       0.5       0.4
     Income before income taxes       $ 18.5    $ 23.1    $ 14.6

Identifiable  assets  are  reconciled  to  total  assets  as  follows   (in
millions):

                                        1995      1994      1993
     Identifiable assets              $886.1    $498.1    $490.4
     Corporate assets                   60.2       2.0       1.7
        Total assets                  $946.3    $500.1    $492.1

Metal container and other segment sales to Nestle Food Company accounted for 21.4%, 25.9% and 34.1%, of net sales of the Company during the years ended December 31, 1995, 1994 and 1993, respectively. Similarly, sales to Del Monte accounted for 14.5% and 21.4% of net sales of the Company during the years ended December 31, 1995 and 1994, respectively.

                                                                 SCHEDULE I


           CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                         CONDENSED BALANCE SHEETS
                        December 31, 1995 and 1994
                          (Dollars in thousands)


                                                   1995        1994
                                                (Restated)
ASSETS

Current assets:
   Cash and cash equivalents                   $     29    $    155
   Notes receivable-subsidiaries                 28,140      21,968
   Interest receivable-subsidiaries               4,342       1,699
   Other current assets                              70         -
     Total current assets                        32,581      23,822

Investment in and other amounts due
   from subsidiaries                             26,181      70,947
Notes receivable-subsidiaries                   553,682     286,640
Amount receivable from parent                     2,175       1,244
Other assets                                        518         793
                                               $615,137    $383,446

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of term loans              $  28,140   $  21,968
   Accrued interest payable                       4,342       1,699
   Accrued expenses                               1,457         356
      Total current liabilities                  33,939      24,023

Long-term debt                                  549,610     282,568
Amounts payable to subsidiaries                  14,890      11,148
Other long-term liabilities                       3,838       2,362

Stockholder's equity:
   Common stock                                     -           -
   Additional paid-in capital                    73,635      69,535
   Accumulated deficit                          (60,775)     (6,190)
      Total stockholder's equity                 12,860      63,345
                                               $615,137    $383,446


   See Notes to Consolidated Financial Statements for Silgan Corporation
                  appearing elsewhere in this Form 10-K.

                                                                 SCHEDULE I


           CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1995, 1994 and 1993
                          (Dollars in thousands)



                                              1995      1994      1993


Net sales                                  $   -     $   -     $   -

Cost of goods sold                             -         -         -

  Gross profit                                 -         -         -

Selling, general and administrative
  expenses                                     416       543       368

  Loss from operations                        (416)     (543)     (368)

Equity in earnings (losses) of
  consolidated subsidiaries                  8,731    13,445    (7,570)

Other income (expense)                      (1,219)     (651)    1,480

Interest expense and other related
  financing costs                          (41,822)  (30,039)  (19,899)

Interest income-subsidiaries                41,699    29,841    23,940

  Income (loss) before income taxes          6,973    12,053    (2,417)

Income tax provision                           -         -         -

  Income (loss) before extraordinary
     charges                                 6,973    12,053    (2,417)

Extraordinary charges relating to
  early extinguishment of debt                (167)      -        (130)

  Net income (loss)                        $ 6,806   $12,053   $(2,547)


   See Notes to Consolidated Financial Statements for Silgan Corporation
                  appearing elsewhere in this Form 10-K.

                                                                 SCHEDULE I


           CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1995, 1994 and 1993
                          (Dollars in thousands)



                                                1995      1994      1993
                                              (Restated)

Cash flows from operating activities:       $  3,668  $  7,005  $    359

Cash flows from investing activities:
   (Increase) decrease in notes
      receivable-subsidiaries               (273,214)   35,462  (117,515)
   (Increase) in investment
      in subsidiaries                            -     (14,998)      -
   Cash dividends received from
      subsidiaries                            57,596       -         -
Net cash provided (used) by
   investing activities                     (215,618)   20,464  (117,515)

Cash flows from financing activities:
   Proceeds from issuance of long-term
      debt                                   450,000       -     140,000
   Repayments of long-term debt             (176,786)  (20,464)  (37,985)
   Capital contribution by Parent                -         -      15,000
   Payments to former shareholders            (3,795)   (6,911)      -
   Dividend to Parent                        (57,596)      -         -
Net cash provided (used) by
   financing activities                      211,823   (27,375)  117,015

Net increase (decrease) in cash
   and cash equivalents                         (127)       94      (141)

Cash and cash equivalents at
   the beginning of year                         155        61       202

Cash and cash equivalents at
   end of year                              $     28  $    155  $     61



   See Notes to Consolidated Financial Statements for Silgan Corporation
                  appearing elsewhere in this Form 10-K.

                                                                SCHEDULE II


                            SILGAN CORPORATION
              SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS
           For the years ended December 31, 1995, 1994 and 1993
                           (Dollars in thousands)


Column A              Column B       Column C           Column D     Column E
                                     Additions
                                            Charged
                   Balance at  Charged to   to other                  Balance
                   beginning   costs and    accounts    Deductions   at end of
Description        of period    expenses    describe   describe (1)    period

For the year ended
  December 31, 1993:

  Allowance for
    doubtful accounts
    receivable          $1,643     $   91     $   -        $  650     $1,084


For the year ended
  December 31, 1994:

  Allowance for
    doubtful accounts
    receivable          $1,084     $  621     $   58       $  206     $1,557


For the year ended
  December 31, 1995:

  Allowance for
    doubtful accounts
    receivable          $1,557     $  295     $3,872 (2)   $  881     $4,843


(1) Uncollectible accounts written off, net of recoveries.

(2) Represents the accounts receivable allowance for doubtful accounts assumed upon the acquisition of AN Can.

                               INDEX TO EXHIBITS



Exhibit No.                                   Exhibit





    27                               Financial Data Schedule.