Form 10-K
period 1996-12-31
SILGAN CORP
filed 1997-03-27
CIK 825541

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

For the fiscal year ended December 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

                         Commission file number 1-11200

                               SILGAN CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          06-1207662
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

4 Landmark Square, Stamford, Connecticut                   06901
----------------------------------------                 ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

None of the registrant's voting stock was held by non-affiliates as of February 28, 1997.

As of February 28, 1997, the number of shares outstanding of each of the registrant's classes of common stock is as follows:

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

                    Documents Incorporated by Reference: None

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART I.....................................................................   1
      Item 1.     Business.................................................   1
      Item 2.     Properties...............................................  12
      Item 3.     Legal Proceedings........................................  13
      Item 4.     Submission of Matters to a Vote of Security Holders......  14

PART II....................................................................  15
      Item 5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters....................................  15
      Item 6.     Selected Financial Data..................................  15
      Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................  19
      Item 8.     Financial Statements and Supplementary Data..............  31
      Item 9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure....................  31

PART III...................................................................  32
      Item 10.    Directors and Executive Officers of the Registrant.......  32
      Item 11.    Executive Compensation...................................  35
      Item 12.    Security Ownership of Certain Beneficial Owners and
                    Management.............................................  40
      Item 13.    Certain Relationships and Related Transactions...........  44

PART IV....................................................................  47
      Item 14.    Exhibits, Financial Statements, Schedules, and Reports
                    on Form 8-K............................................  47

                                     PART I

Item 1.  Business

General

         Silgan Corporation ("Silgan", and together with its direct and indirect owned subsidiaries, the "Company"), is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household chemical products and
(iii) specialty packaging items, including metal caps and closures, plastic bowls and paper containers used by processors in the food industry. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share for the twelve months ended October 31, 1996 of 35% in the United States, and is a leading manufacturer of plastic containers in North America for personal care products. The Company's strategy is to increase shareholder value by growing its existing businesses and expanding into other segments by applying its expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.

         The Company was founded in 1987 by its current Co-Chief Executive Officers. Since its inception, the Company has acquired and successfully integrated ten businesses, including the recent acquisitions of substantially all of the assets of the Food Metal and Specialty business ("AN Can") of American National Can Company ("ANC") in August 1995 for a purchase price of approximately $362.0 million (including net working capital of approximately $156.0 million) and the U.S. metal container manufacturing business ("DM Can") of Del Monte Corporation ("Del Monte") in December 1993 for a purchase price of approximately $73.3 million (including net working capital of approximately $21.9 million). In addition, on October 9, 1996 the Company completed its acquisition of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), the metal food container manufacturing subsidiary of Curtice Burns Foods, Inc. ("Curtice Burns"). See "--Company History" and "--Recent Developments". The Company's strategy has enabled it to rapidly increase its net sales and income from operations. The Company's net sales have increased from $630.0 million in 1992 to $1,405.7 million in 1996, representing a compound annual growth rate of approximately 22%. During this period, income from operations increased from $42.8 million in 1992 to $124.7 million in 1996, representing a compound annual growth rate of approximately 31%, while the Company's income from operations as a percentage of net sales increased 2.1 percentage points from 6.8% to 8.9% over the same period.

         The Company's philosophy, which has contributed to its strong performance since inception, is based on: (i) a significant equity ownership by management and an entrepreneurial approach to business, (ii) its low cost producer position and (iii) its long-term customer relationships. The Company's senior management has a significant ownership interest in the Company, which fosters an entrepreneurial management style and places a primary focus on creating shareholder value. The Company has achieved a low cost producer status through (i) the maintenance of a flat, efficient organizational structure, resulting in low selling, general and administrative expenses as a percentage of total net sales, (ii) purchasing economies, (iii) significant capital investments that have generated manufacturing and production efficiencies, (iv) plant consolidations and rationalizations and (v) the proximity of its plants to its customers. The Company's philosophy has also been to develop long-term customer relationships by acting in partnership with its customers, providing reliable quality and service and utilizing its low cost producer position. This philosophy has resulted in numerous long-term supply contracts, high retention of customers' business and recognition from its customers, as demonstrated by many quality and service awards.

  Growth Strategy

         The Company intends to enhance its position as a leading supplier of consumer goods packaging products by aggressively pursuing a strategy designed to achieve future growth and to increase profitability. The key components of this strategy are to (i) increase the Company's market share in its current business lines through acquisitions and internal growth, (ii) expand into complementary business lines by applying the Company's acquisition and operating expertise to other areas of the North American consumer goods packaging market and (iii) improve the profitability of acquired businesses through integration, rationalization and capital investments to enhance their manufacturing and production efficiency.

         Increase Market Share Through Acquisitions and Internal Growth. The Company has increased its revenues and market share in the metal container, plastic container and specialty markets through acquisitions and internal growth. As a result of this strategy, the Company has diversified its customer base, geographic presence and product line. Management believes that certain industry trends exist which will enable the Company to continue to acquire attractive businesses in its existing markets. For example, during the past ten years, the metal container market has experienced significant consolidation due to the desire by food processors to reduce costs and deploy resources to their core operations. Self-manufacturers are increasingly outsourcing their container needs by selling their operations to commercial container manufacturing companies and agreeing to purchase containers from the buyer pursuant to long-term contracts. The Company's acquisitions of the metal container manufacturing operations of the Nestle Food Company ("Nestle"), The Dial Corporation and Del Monte reflect this trend. As a result of its growth strategy, the Company has more than tripled its overall share of the U.S. metal food container market from approximately 10% in 1987 to approximately 35% for the twelve months ended October 31, 1996. The Company expects this consolidation trend to continue as evidenced by its October 9, 1996 acquisition of Finger Lakes. See "--Recent Developments". The Company's plastic container business has also increased its market position primarily through strategic acquisitions, from a sales base of $88.8 million in 1987 to $216.4 million in 1996. The plastic container segment of the consumer goods packaging industry is highly fragmented, and management intends to pursue consolidation opportunities in that segment.

         The Company also expects to generate internal growth due to its participation in certain higher growth segments of the consumer goods packaging market. For example, due to increasing consumer preference for plastic as a substitute for glass, the Company is aggressively pursuing opportunities for its custom designed polyethylene terephthalate ("PET") and high density polyethylene ("HDPE") containers. These opportunities include producing PET containers for regional bottled water companies, and HDPE and PET containers for products such as shampoo, mouthwash, salad dressing and liquor. The Company also believes that there will be opportunities to expand its specialty business, which generated net sales of $90.7 million in 1996. Specialty products manufactured by the Company include metal closures for vacuum sealed glass containers, its licensed Omni plastic container, a plastic, microwaveable bowl with an easy-open metal end, and paper containers.

         Expand into Complementary Business Lines Through Acquisitions. Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. For example, with the AN Can acquisition, the Company expanded its specialty business into metal caps and closures and its licensed Omni plastic container. Management believes that certain trends in and characteristics of the North American consumer goods packaging industry will continue to generate attractive acquisition opportunities in complementary business lines. The Company is focused on the North American consumer goods packaging industry, which represents a significant part of the $95 billion North American packaging market (based on estimated total sales in 1994). Importantly, the industry is also fragmented, with numerous segments and multiple participants in each of them. In addition, many of these segments are experiencing consolidation.

         Enhance Profitability of Acquired Companies. The Company seeks to acquire businesses at reasonable cash flow multiples and to enhance profitability by rationalizing plants, by improving manufacturing and production efficiencies and through purchasing economies. Since 1991, the Company has reduced costs by closing twelve smaller, higher cost facilities. Since its inception in 1987, the Company has invested approximately $272.3 million to upgrade acquired manufacturing facilities, aimed at generating manufacturing and production efficiencies and achieving a low cost producer position. As a result, the Company's acquisitions have generally been accretive to earnings and have produced high returns on assets. The AN Can acquisition illustrates the ability of the Company to enhance the profitability of acquired businesses. The Company estimates that it has reduced AN Can's operating costs from its historical 1994 level by at least $21.0 million, through selling and administrative cost reductions, improved manufacturing and production efficiencies and purchasing economies. The Company expects to further reduce AN Can's operating costs over the next few years by an aggregate of approximately $15.0 million (approximately half of which is expected to be realized in 1997) through the elimination of transitional administrative costs, the realization of additional manufacturing and production synergies with its metal container business and plant rationalizations.

  Financial Strategy

         The Company's financial strategy has been to use leverage to support its growth and optimize shareholder returns. The Company's stable and predictable cash flow, generated largely as a result of its long-term customer relationships, has supported its financial strategy. Management has successfully operated its businesses and achieved its growth strategy while managing the Company's indebtedness. Management intends to apply this strategy to further expand its business. Additionally, on February 20, 1997, Silgan Holdings Inc. ("Holdings"), the parent company of Silgan, completed an initial public offering (the "Offering") of 5,175,000 shares of common stock, par value $.01 per share (the "Holdings Common Stock"), providing Holdings with improved financial flexibility to implement the Company's growth strategy.

  Business Segments

         Silgan is a holding company that conducts its business through two wholly owned operating companies, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics").

         Containers. For 1996, Containers had net sales of $1,189.3 million (85% of the Company's net sales) and income from operations of $106.8 million (85% of the Company's income from operations) (without giving effect to corporate expense). Containers has realized compound annual unit sales growth in excess of 24% since 1992, despite the relative maturity of the U.S. food can industry. Containers is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for human and pet food. Containers manufactures metal containers for vegetables, fruit, pet food, meat, tomato based products, coffee, soup, seafood and evaporated milk. The Company estimates that approximately 80% of Containers' projected sales in 1997 will be pursuant to long-term supply arrangements. Containers has agreements with Nestle (the "Nestle Supply Agreements") pursuant to which Containers supplies a majority of Nestle's metal container requirements, and an agreement with Del Monte (the "DM Supply Agreement") pursuant to which Containers supplies substantially all of Del Monte's metal container requirements. In addition to Nestle and Del Monte, Containers has multi-year supply arrangements with several other major food processors.

         Containers also manufactures certain specialty packaging items, including metal caps and closures, plastic bowls and paper containers used by processors in the food industry. For 1996, Containers had net sales of specialty packaging items of $90.7 million.

         Plastics. For 1996, Plastics had net sales of $216.4 million (15% of the Company's net sales) and income from operations of $18.4 million (15% of the Company's income from operations) (without giving effect to corporate expense). Plastics is aggressively pursuing opportunities in custom designed PET and HDPE containers. Plastics emphasizes value-added design, fabrication and decoration of custom containers in its business. Plastics manufactures custom designed HDPE containers for health and personal care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries, household chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. Plastics also manufactures PET custom designed containers for mouthwash, respiratory and gastrointestinal products, liquid soap, skin care lotions, salad dressings, condiments, instant coffee, bottled water and liquor. While many of Plastics' larger competitors that manufacture extrusion blow-molded plastic containers employ technology oriented to large bottles and long production runs, Plastics has focused on mid-sized, extrusion blow-molded plastic containers requiring special decoration and shorter production runs. Because these products are characterized by short product life and a demand for creative packaging, the containers manufactured for these products generally have more sophisticated designs and decorations.

Manufacturing and Production

         As is the practice in the industry, most of the Company's can and plastic container customers provide it with quarterly or annual estimates of products and quantities pursuant to which periodic commitments are given. Such estimates enable the Company to effectively manage production and control working capital requirements. Containers estimates that approximately 80% of its projected 1997 sales will be pursuant to multi-year contracts. Plastics has purchase orders or contracts for containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 2 to 5 years. Both Containers and Plastics schedule their production to meet their customers' requirements. Because the production time for the Company's products is short, the backlog of customer orders in relation to sales is not significant.

  Metal Container Business

         The Company's manufacturing operations include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. Three basic processes are used to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, the Company manufactures steel and aluminum two-piece cans, the height of which does not exceed the diameter. For cans the height of which is greater than the diameter, the Company manufactures steel two-piece cans by using a drawing and ironing process. Quality and stackability of such cans are comparable to that of the shallow two-piece cans described above. Can bodies and ends are manufactured from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment.

  Plastic Container Business

         The Company utilizes two basic processes to produce plastic bottles. In the extrusion blow molding process, pellets of plastic resin are heated and extruded into a tube of plastic. A two-piece metal mold is then closed around the plastic tube and high pressure air is blown into it causing a bottle to form in the mold's shape. In the injection blow molding process, pellets of plastic resin are heated and injected into a mold, forming a plastic preform. The plastic preform is then blown into a bottle-shaped metal mold, creating a plastic bottle.

         The Company believes that its proprietary equipment for the production of HDPE containers is particularly well-suited for the use of post-consumer recycled ("PCR") resins because of the relatively low capital costs required to convert its equipment to utilize multi-layer container construction.

         The Company's decorating methods for its plastic products include (1) in-mold labeling which applies a paper or plastic film label to the bottle during the blowing process and (2) post-mold decoration. Post-mold decoration includes (i) silk screen decoration which enables the applications of images in multiple colors to the bottle, (ii) pressure sensitive decoration which uses a plastic film or paper label with an adhesive, (iii) heat transfer decoration which uses a plastic coated label applied by heat, and (iv) hot stamping decoration which transfers images from a die using metallic foils. The Company has state-of-the-art decorating equipment, including, management believes, one of the largest sophisticated decorating facilities in the country.

Raw Materials

         The Company does not believe that it is materially dependent upon any single supplier for any of its raw materials and, based upon the existing arrangements with suppliers, its current and anticipated requirements and market conditions, the Company believes that it has made adequate provisions for acquiring raw materials. Although increases in the prices of raw materials have generally been passed along to the Company's customers in accordance with the Company's long-term supply arrangements and otherwise, any inability to do so in the future could have a significant impact on the Company's operating margins.

  Metal Container Business

         The Company uses tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of its metal can products. The Company's material requirements are supplied through purchase orders with suppliers with whom the Company, through its predecessors, has long-term relationships. If its suppliers fail to deliver under their arrangements, the Company will be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at comparable prices or terms. The Company believes that it will be able to purchase sufficient quantities of steel and aluminum can sheet for the foreseeable future.

  Plastic Container Business

         The raw materials used by the Company for the manufacture of plastic containers are primarily resins in pellet form such as recycled PET, HDPE-PCR and virgin HDPE and PET and, to a lesser extent, low density polyethylene, extrudable polyethylene terephthalate, polyethylene terephthalate glycol, polypropylene, polyvinyl chloride and medium density polyethylene. The Company's resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price the Company pays for resin raw materials is not fixed and is subject to market pricing. The Company believes that it will be able to purchase sufficient quantities of resins for the foreseeable future.

Sales and Marketing

         The Company's philosophy has been to develop long-term customer relationships by acting in partnership with its customers, providing reliable quality and service and utilizing its low cost producer position. The Company markets its products in most areas of North America primarily by a direct sales force and for its plastic container business, to a lesser extent, through a network of distributors. Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. See also "--Competition".

         In 1996, 1995 and 1994, approximately 17%, 21% and 26%, respectively, of the Company's sales were to Nestle, and approximately 12%, 15% and 21%, respectively, of the Company's sales were to Del Monte. No other customer accounted for more than 10% of the Company's total sales during such years.

  Metal Container Business

         The Company is the largest manufacturer of metal food can containers in North America, with a unit sale market share for the twelve months ended October 31, 1996 of approximately 35% in the United States. Containers has entered into multi-year supply arrangements with many of its customers, including Nestle and Del Monte. The Company estimates that approximately 80% of its projected metal container sales in 1997 will be pursuant to such arrangements.

         In 1987, the Company, through Containers, and Nestle entered into nine Nestle Supply Agreements pursuant to which Containers has agreed to supply Nestle with, and Nestle has agreed to purchase from Containers, substantially all of the can requirements of the former Carnation operations of Nestle for a period of ten years, subject to certain conditions. In 1996, sales of metal cans by the Company to Nestle were $240.6 million.

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

         The Company has recently agreed with Nestle, subject to definitive documentation, to extend the term of certain of the Nestle Supply Agreements through 2004 (representing approximately 10% of the Company's estimated 1996 sales) in return for certain price concessions by the Company. The Company believes that these price concessions will not have a material adverse effect on its results of operations. Under certain limited circumstances, Nestle, beginning in January 2000 (with respect to all of the containers supplied under the Nestle Supply Agreements that have been extended through 2004), may receive competitive bids, and Containers has the right to match any such bids. If Containers matches a competitive bid, it may result in reduced sales prices with respect to the metal containers that are the subject of such competitive bid. In the event that Containers chooses not to match a competitive bid, such metal containers may be purchased from the competitive bidder at the competitive bid price for the term of the bid.

         Under the Company's recent agreement with Nestle, with respect to the remaining Nestle Supply Agreements that expire in August 1997 (representing approximately 6% of the Company's estimated 1996 sales), the Company has the right to submit a bid to Nestle, and to match any bid received by Nestle, for the 1998 supply year with respect to the metal containers that are the subject of such Nestle Supply Agreements. There can be no assurance that any such bid by the Company will be made at sales prices equivalent to those currently in effect or otherwise on terms similar to those currently in effect. In addition, the Company cannot predict the effect, if any, on its results of operations of matching or not matching any such bids.

         On December 21, 1993, Containers and Del Monte entered into the DM Supply Agreement. Under the DM Supply Agreement, Del Monte has agreed to purchase from Containers, and Containers has agreed to sell to Del Monte, substantially all of Del Monte's annual requirements for metal containers to be used for the packaging of food and beverages in the United States, subject to certain limited exceptions. In 1996, sales of metal containers by the Company to Del Monte were $168.0 million.

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

  Plastic Container Business

         The Company is one of the leading manufacturers of custom designed HDPE and PET containers sold in North America. The Company markets its plastic containers in most areas of North America through a direct sales force and through a large network of distributors. Management believes that the Company is a leading manufacturer of plastic containers in North America for personal care products. More than 70% of the Company's plastic containers are sold for health and personal care products, such as hair care, oral care, pharmaceutical and other health care applications. The Company's largest customers in these product segments include the Helene Curtis and Chesebrough-Ponds USA divisions of Unilever United States, Inc., Procter & Gamble Co., Avon Products, Inc., Andrew Jergens Inc., The Dial Corporation, Warner-Lambert Company and Pfizer Inc. The Company also manufactures plastic containers for food and beverage products, such as salad dressings, condiments, instant coffee and bottled water and liquor. Customers in these product segments include Procter & Gamble Co., Kraft Foods Inc. and General Mills, Inc.

         As part of its marketing strategy, the Company has arrangements to sell some of its plastic products to distributors, which in turn sell such products primarily to regional customers. Plastic containers sold to distributors are manufactured by using generic molds with decoration, color and neck finishes added to meet the distributors' individual requirements. The distributors' warehouses and their sales personnel enable the Company to market and inventory a wide range of such products to a variety of customers.

         Plastics has written purchase orders or contracts for containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 2 to 5 years.

Competition

         The packaging industry is highly competitive. The Company competes in this industry with other packaging manufacturers as well as fillers, food processors and packers who manufacture containers for their own use and for sale to others. The Company attempts to compete effectively through the quality of its products, competitive pricing and its ability to meet customer requirements for delivery, performance and technical assistance. The Company also pursues market niches such as the manufacture of easy-open ends and special feature cans, which may differentiate the Company's products from its competitors' products.

         Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give the Company an advantage over competitors from other areas, and the Company would be disadvantaged by the loss or relocation of a major customer. As of December 31, 1996, the Company operated 48 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of its customers.

  Metal Container Business

         Of the commercial metal can manufacturers, Crown Cork and Seal Company, Inc. and Ball Corporation are the Company's most significant national competitors. As an alternative to purchasing cans from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their cans. However, some self-manufacturers have sold or closed can manufacturing operations and entered into long-term supply agreements with the new owners or with commercial can manufacturers.

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

  Plastic Container Business

         Plastics competes with a number of large national producers of health, personal care, food, beverage, pharmaceutical and household chemical plastic container products, including Owens-Brockway Plastics Products, a division of Owens-Illinois, Inc., Constar Plastics Inc., a subsidiary of Crown Cork and Seal Company, Inc., Johnson Controls Inc., Continental Plastics Inc. and Plastipak Packaging Inc. In order to compete effectively in the constantly changing market for plastic bottles, the Company must remain current with, and to some extent anticipate innovations in, resin composition and applications and changes in the technology for the manufacturing of plastic bottles.

Employees

         As of December 31, 1996, the Company employed approximately 1,080 salaried and 4,445 hourly employees on a full-time basis. Approximately 64% of the Company's hourly plant employees are represented by a variety of unions.

         The Company's labor contracts expire at various times between 1997 and 2008. Contracts covering approximately 13% of the Company's hourly employees presently expire during 1997. The Company expects no significant changes in its relations with these unions. Management believes that its relationship with its employees is good.

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

         In addition to costs associated with regulatory compliance, the Company may be held liable for alleged environmental damage associated with the past disposal of hazardous substances. Generators of hazardous substances disposed of at sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") regardless of fault or the legality of the original disposal. Liability under CERCLA and under many similar state statutes is joint and several, and, therefore, any responsible party may be held liable for the entire cleanup cost at a particular site. Other state statutes may impose proportionate rather than joint and several liability. The federal Environmental Protection Agency or a state agency may also issue orders requiring responsible parties to undertake removal or remedial actions at certain sites. Pursuant to the agreement relating to the acquisition in 1987 of the can operations of Nestle ("Nestle Can"), the Company has assumed liability for the past waste disposal practices of Nestle Can. In 1989, the Company received notice that it is one of many potentially responsible parties (or similarly designated parties) for cleanup of hazardous waste at a site to which it (or its predecessor Nestle Can) is alleged to have shipped such waste and at which the Company's share of cleanup costs exceeded $100,000. See "Legal Proceedings".

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

Research and Product Development

  Metal Container Business

         The Company's research, product development and product engineering efforts relating to its metal containers are currently conducted at its research centers at Oconomowoc, Wisconsin and Neenah, Wisconsin. The Company is building a state-of-the-art research facility in Oconomowoc, Wisconsin in order to consolidate its two main research centers into one facility.

  Plastic Container Business

         The Company's research, product development and product engineering efforts with respect to its plastic containers are currently performed by its manufacturing and engineering personnel located at its Norcross, Georgia facility. In addition to its own research and development staff, the Company participates in arrangements with three non-U.S. plastic container manufacturers that allow for an exchange of technology among these manufacturers. Pursuant to these arrangements, the Company licenses its blow molding technology to such manufacturers.

Company History

         Silgan is a Delaware corporation formed in August 1987 as a holding company to acquire interests in various packaging manufacturers. Prior to 1987, Silgan did not engage in any business. In June 1989, through certain mergers (the "1989 Mergers"), Silgan became a wholly owned subsidiary of Holdings, a Delaware corporation whose principal asset is all of the outstanding common stock of Silgan.

         Since its inception in 1987, the Company has completed the following acquisitions:

              Acquired Business                    Year        Products
------------------------------------------------   ----        --------
Metal Container Manufacturing division of Nestle   1987   Metal food containers
Monsanto Company's plastic container business      1987   Plastic containers
Fort Madison Can Company of The Dial Corporation   1988   Metal food containers
Seaboard Carton Division of Nestle                 1988   Paper containers
Aim Packaging, Inc.                                1989   Plastic containers
Fortune Plastics Inc.                              1989   Plastic containers
Express Plastic Containers Limited                 1989   Plastic containers
Amoco Container Company                            1989   Plastic containers
Del Monte's U.S. can manufacturing operations      1993   Metal food containers
Food Metal and Specialty business of ANC           1995   Metal food containers,
                                                          metal caps and
                                                          closures and Omni
                                                          plastic containers
Finger Lakes, a subsidiary of Curtice Burns        1996   Metal food containers

Recent Developments

  Initial Public Offering

         On February 20, 1997, Holdings completed the Offering. In the Offering, Holdings sold to the underwriters 3,700,000 previously unissued shares of Holdings Common Stock at an initial public offering price of $20.00 per share for aggregate net proceeds to Holdings of $68,820,000 (after deducting the underwriting discount but before deducting estimated expenses of $1,000,000 payable by Holdings in connection with the Offering). Holdings used a portion of the net proceeds received by it from the Offering to make an advance to Silgan that Silgan used to prepay on February 20, 1997 approximately $5.4 million and $3.5 million principal amount of A term loans and B term loans, respectively, under the Credit Agreement (as defined herein). Holdings used the remaining net proceeds received by it from the Offering to redeem on March 26, 1997 all of its remaining outstanding 13-1/4% Senior Discount Debentures due 2002 (the "Discount Debentures") (approximately $59.0 million aggregate principal amount).

         At the advice of the managing underwriters for the Offering, the number of shares of Holdings Common Stock sold in the Offering was increased from 3,700,000 shares (the number of shares originally contemplated to be sold in the Offering) to 5,175,000 shares (including the underwriters over-allotment). The managing underwriters for the Offering also advised that the additional shares of Holdings Common Stock to be included in the Offering be sold by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") and Bankers Trust New York Corporation ("BTNY"), existing stockholders of Holdings prior to the Offering. Accordingly, in the Offering, MSLEF II and BTNY sold to the underwriters 1,317,246 and 157,754 previously issued and outstanding shares of Holdings Common Stock owned by them, respectively (including 602,807 and 72,193 shares of Holdings Common Stock, respectively, which were sold as a result of the underwriters exercise of their over-allotment option in full), or approximately 18% of the shares of Holdings Common Stock owned by each of them. Holdings did not receive any of the proceeds from the sale of the shares of Holdings Common Stock by MSLEF II or BTNY.

         Neither of Holdings' two other existing stockholders prior to the Offering, Messrs. R. Philip Silver, the Chairman of the Board and Co-Chief Executive Officer of Holdings and Silgan, and D. Greg Horrigan, the President and Co-Chief Executive Officer of Holdings and Silgan, sold any shares of Holdings Common Stock in the Offering. See "Securities Ownership of Certain Beneficial Owners and Management".

  Acquisition

         On October 9, 1996, Containers acquired substantially all of the assets of Finger Lakes, a metal food container manufacturer with facilities in Lyons, New York and Benton Harbor, Michigan and a wholly owned subsidiary of Curtice Burns, for a purchase price of approximately $29.9 million (including net working capital of approximately $8.0 million). As part of the transaction, Containers entered into a ten year supply agreement with Curtice Burns to supply all of the metal food container requirements of Curtice Burns' Comstock Michigan Fruit and Brooks Foods divisions. For its fiscal year ended June 29, 1996, Finger Lakes had net sales of $48.8 million. The Company financed this acquisition through working capital borrowings under the Credit Agreement.

Item 2.  Properties

         Silgan's and Holdings' principal executive offices are located at 4 Landmark Square, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for Containers and Plastics are located at 21800 Oxnard Street, Woodland Hills, California 91367 and 14515 N. Outer Forty, Chesterfield, Missouri 63017, respectively. All of these offices are leased by Holdings or the Company.

         The Company owns and leases properties for use in the ordinary course of business. Such properties consist primarily of 33 metal container manufacturing facilities, 11 plastic container manufacturing facilities and 4 specialty packaging manufacturing facilities. Twenty of these facilities are owned and 28 are leased by the Company. The leases expire at various times through 2020. Some of these leases provide renewal options.

         Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1997 for its metal container business:

                                                   Approximate Building Area
Location                                                 (square feet)
--------                                           -------------------------
City of Industry, CA..............................       50,000 (leased)
Kingsburg, CA.....................................       37,783 (leased)
Modesto, CA.......................................       35,585 (leased)
Modesto, CA.......................................      128,000 (leased)
Modesto, CA.......................................      150,000 (leased)
Riverbank, CA.....................................      167,000
San Leandro, CA...................................      200,000 (leased)
Stockton, CA......................................      243,500
Norwalk, CT.......................................       14,359 (leased)
Broadview, IL.....................................       85,000
Hoopeston, IL.....................................      323,000
Rochelle, IL......................................      175,000
Waukegan, IL......................................       40,000 (leased)
Woodstock, IL.....................................      160,000 (leased)
Evansville, IN....................................      188,000
Hammond, IN.......................................      160,000 (leased)
Laporte, IN.......................................      144,000 (leased)
Fort Madison, IA..................................       66,000
Ft. Dodge, IA.....................................       49,500 (leased)
Benton Harbor, MI.................................       20,246 (leased)
Savage, MN........................................      160,000
St. Paul, MN......................................      470,000
West Point, MS....................................       25,000 (leased)
Mt. Vernon, MO....................................      100,000
Northtown, MO.....................................      112,000 (leased)
St. Joseph, MO....................................      173,725
St. Louis, MO.....................................      174,000 (leased)
Edison, NJ........................................      280,000
Lyons, NY.........................................      145,000
Crystal City, TX..................................       26,045 (leased)
Toppenish, WA.....................................       98,000
Vancouver, WA.....................................      127,000 (leased)
Menomonee Falls, WI...............................      116,000
Menomonie, WI.....................................       60,000 (leased)
Oconomowoc, WI....................................      105,200
Plover, WI........................................       58,000 (leased)
Waupun, WI........................................      212,000

         Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1997 for its plastic container business:

                                                   Approximate Building Area
Location                                                 (square feet)
--------                                           -------------------------
Anaheim, CA......................................       127,000 (leased)
Deep River, CT...................................       140,000
Monroe, GA.......................................       117,000
Norcross, GA.....................................        59,000 (leased)
Ligonier, IN.....................................       477,000 (284,000 leased)
Seymour, IN......................................       406,000
Franklin, KY.....................................       122,000 (leased)
Port Clinton, OH.................................       336,000 (leased)
Langhorne, PA....................................       156,000 (leased)
Mississauga, Ontario.............................        80,000 (leased)
Mississauga, Ontario.............................        60,000 (leased)


         The Company owns and leases certain other warehouse facilities that are detached from its manufacturing facilities. All of the Company's facilities are subject to liens in favor of the banks party to the Credit Agreement.

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


Item 3.  Legal Proceedings

         On October 17, 1989, the State of California, on behalf of the California Department of Health Services ("DHS"), filed a suit in the United States District Court for the Northern District of California against the owners and operators of a recycling facility operated by Summer del Caribe, Inc., Dale Summer and Lynn Rodich. The complaint also named 16 can manufacturing companies, including Containers, that had sent amounts of solder dross to the facility for recycling as "Potentially Responsible Parties" ("PRPs") under the Federal Superfund statute. Containers is one of the 15 defendant can companies which agreed to participate as a group in response to the DHS suit (the "PRP Group"). In the PRP Group agreement, Containers agreed with the other can company defendants that its apportioned share of cleanup costs would be 6.72% of the total cost of cleanup. The PRP Group has undertaken a feasibility study for the purpose of developing, designing and implementing a final remedy for the site. The feasibility study was approved by the California Department of Toxic Substances Control ("DTSC") in June 1994. On March 14, 1995, the court approved a settlement agreement and consent decree which ordered the PRP Group to submit a draft Remedial Action Plan to the DTSC for approval, which the PRP Group submitted to the DTSC on September 5, 1995. On September 13, 1995, the DTSC notified the PRP Group by letter that the Remedial Action Plan had been adopted for the Summer del Caribe site. According to the Remedial Action Plan, the overall cost of site cleanup is estimated to be $3,000,000. Site cleanup is near completion. However, monitoring at the site will be required for approximately one year, the expenses for which represent a small portion of the total expense of cleanup. The PRP Group has assessed approximately $201,264 as Containers' share of the cleanup cost, which amount has been paid. The Company believes that significant additional expenditures on its behalf are unlikely.

         Other than the action mentioned above, there are no other material pending legal proceedings to which the Company is a party or to which any of its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Silgan's common stock is not publicly traded on any market or exchange. All of the outstanding common stock of Silgan is held by Holdings. Other than
(i) distributions to Holdings in 1996 and 1995 in an aggregate amount of $205.1 million (which were used by Holdings to purchase and redeem $204.1 million aggregate principal amount of Discount Debentures and pay accrued interest on the Discount Debentures) and (ii) distributions to Holdings of $3.8 million in 1995 to enable Holdings to make payments to former shareholders of Silgan in connection with the 1989 Mergers, Silgan has not paid any dividends on its common stock or made any distributions to Holdings during Silgan's two most recently completed fiscal years. Silgan also made a distribution of $2.2 million to Holdings on March 26, 1997 to enable Holdings to pay accrued interest on the Discount Debentures redeemed on such date.

         Under certain limited circumstances, Silgan is permitted under the Credit Agreement and the indenture (the "11-3/4% Notes Indenture") relating to Silgan's 11-3/4% Senior Subordinated Notes due 2002 (the "11-3/4% Notes") to pay dividends on its common stock and to make distributions to Holdings. However, Silgan does not intend to pay any dividends on its common stock or make any distributions to Holdings in the foreseeable future, except for distributions made to Holdings to enable Holdings to pay its consolidated federal and state tax obligations. Additionally, under certain circumstances, Silgan may make advances or loans to Holdings as permitted under the Credit Agreement and the 11-3/4% Notes Indenture.


Item 6.  Selected Financial Data.

         Set forth below are selected historical consolidated financial data of Silgan at December 31, 1996, 1995, 1994, 1993 and 1992 and for the years then ended.

         The selected historical consolidated financial data at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 (with the exception of employee data) were derived from the historical consolidated financial statements of Silgan for such periods that were audited by Ernst & Young LLP, independent auditors, whose report appears elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data at December 31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and 1992 were derived from the historical audited consolidated financial statements for such periods.

         The selected historical data were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements, including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

                                             SELECTED FINANCIAL DATA

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                   1996(a)       1995(a)       1994(b)      1993(b)       1992
                                                   -------       -------       -------      -------       ----
                                                                      (Dollars in thousands)
Operating Data:
Net sales.......................................   $1,405,742    $1,101,905    $861,374     $645,468     $630,039
Cost of goods sold..............................    1,222,976       970,491     748,290      571,174      554,972
                                                    ---------     ---------     -------      -------      -------
Gross profit....................................      182,766       131,414     113,084       74,294       75,067
Selling, general and administrative
    expenses....................................       58,056        45,734      37,160       31,821       32,274
Reduction in carrying value of assets (c).......         --          14,745      16,729         --           --
                                                    ---------     ---------     -------      -------      -------
Income from operations..........................      124,710        70,935      59,195       42,473       42,793
Interest expense and other related
    financing costs.............................       71,491        52,462      36,142       27,928       26,916
                                                    ---------     ---------     -------      -------      -------
Income before income taxes......................       53,219        18,473      23,053       14,545       15,877
Income tax provision............................       20,900         8,700      11,000        6,300        2,200
                                                    ---------     ---------     -------      -------      -------
Income before extraordinary charges and
    cumulative effect of changes in accounting
    principles..................................       32,319         9,773      12,053        8,245       13,677
Extraordinary charges relating to early
    extinguishment of debt......................         --          (2,967)       --           (841)      (9,075)
Cumulative effect of changes in accounting
    principles, net of taxes (d)................         --            --          --         (9,951)        --
                                                    ---------     ---------     -------      -------      -------
Net income (loss)...............................       32,319         6,806      12,053       (2,547)       4,602
Preferred stock dividend requirements...........         --            --          --           --          2,745
                                                    ---------     ---------     -------      -------      -------
Net income (loss) applicable to
    common stockholder..........................   $   32,319    $    6,806    $ 12,053     $ (2,547)    $  1,857
                                                    =========     =========     =======      =======      =======

Selected Segment Data:
Net sales:
    Metal container business....................   $1,189,370    $  882,345    $657,065     $459,149     $437,443
    Plastic container business..................      216,372       219,560     204,309      186,319      192,596
Income (loss) from operations: (e)
    Metal container business....................      106,861        58,111      59,770       42,267       40,722
    Plastic container business..................       18,362        13,240         (32)         575        2,336

Other Data:
Adjusted EBDITA (f).............................   $  186,753    $  133,141    $115,326     $ 76,769     $ 74,547
Adjusted EBDITA as a percentage of
    net sales...................................        13.3%         12.1%       13.4%        11.9%        11.8%
Income from operations as a percentage
    of net sales................................         8.9           6.4         6.9          6.6          6.8
Capital expenditures............................   $   56,851    $   51,897    $ 29,184     $ 42,480     $ 23,447
Depreciation and amortization (g)...............       58,631        45,388      37,187       33,818       31,754
Cash flows provided by operating activities.....      130,066       209,636      47,335       48,331       34,360
Cash flows used for investing activities........      (98,337)     (397,118)    (27,900)    (116,083)     (23,018)
Cash flows (used for) provided by financing
    activities..................................      (32,874)      186,909     (16,975)      65,285       (9,074)
Number of employees (at end of period) (h)......        5,525         5,110       4,000        3,330        3,340

Balance Sheet Data (at end of period):
Total assets....................................   $  900,369    $  888,723    $500,148     $492,064     $382,154
Total long-term debt............................      634,843       549,610     282,568      305,000      206,681
Common stockholder's equity (deficit)...........      (84,759)       12,860      63,345       52,803       32,775


                                                                                               (footnotes follow)

                        Notes to Selected Financial Data

(a) On August 1, 1995, the Company acquired AN Can for a purchase price of $362.0 million (including the purchase from ANC of its St. Louis facility in May 1996 for $13.1 million). The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date. See Note 3 to the Consolidated Financial Statements for the year ended December 31, 1996 included elsewhere in this Annual Report on Form 10-K.

(b) On December 21, 1993, the Company acquired DM Can for a purchase price of approximately $73.3 million. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date.

(c) Based upon a review of its depreciable assets, the Company determined that certain adjustments were necessary to properly reflect net realizable values. In 1995, the metal container business recorded a write-down of $14.7 million for the excess of carrying value over estimated realizable value of machinery and equipment at existing facilities which had become underutilized due to excess capacity. In 1994, charges of $7.2 million and $9.5 million were recorded by the metal container business and plastic container business, respectively, to write-down the excess carrying value over estimated realizable value of various plant facilities held for sale and for technologically obsolete and inoperable machinery and equipment.

(d) During 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions," SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers Accounting for Postemployment Benefits". The Company did not elect to restate prior years' financial statements for any of these pronouncements.

(e) Income (loss) from operations in the selected segment data includes charges incurred for the reduction in carrying value of certain assets for the metal containers business of $14.7 million and $7.2 million for the years ended December 31, 1995 and 1994 and for the plastic containers business of $9.5 million for the year ended December 31, 1994, as referred to in footnote (c) above. Income from operations for both the metal container and plastic container businesses excludes corporate expense.

(f) "Adjusted EBITDA" means consolidated net income before extraordinary charges, cumulative effect of changes in accounting principles and preferred stock dividends plus, to the extent reflected in the income statement for the applicable period, without duplication, consolidated interest expense, income tax expense and depreciation and amortization expense, as adjusted to add back expenses relating to postretirement health care costs (which amounted to $2.6 million, $1.7 million, $0.7 million and $0.5 million for the years ended December 31, 1996, 1995, 1994 and 1993, respectively), the reduction in carrying value of assets (which were $14.7 million and $16.7 million for the years ended December 31, 1995 and 1994, respectively) and certain other non-cash charges (which included charges relating to the vesting of benefits under Stock Appreciation Rights ("SARs") of $0.8 million, $0.4 million and $1.5 million for the years ended December 31, 1996, 1995 and 1994, respectively). The Company has included information regarding Adjusted EBITDA because management believes that many investors consider it to be important in assessing a company's ability to service and incur debt. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's financial condition. Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of operations or cash flows data prepared in accordance with Generally Accepted Accounting Principles ("GAAP") as a measure of the profitability or liquidity of the Company. See the consolidated statements of operations and consolidated statements of cash flows of Silgan, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. Adjusted EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Additionally, Adjusted EBITDA is not computed in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

(g) Depreciation and amortization excludes amortization of debt financing costs.

(h) The number of employees at December 31, 1995 includes approximately 1,400 employees who joined the Company on August 1, 1995 as a result of the acquisition by Containers of AN Can. The number of employees at December 31, 1993 excludes 650 employees who joined the Company on December 21, 1993 as a result of the acquisition by Containers of DM Can.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K. Certain information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K regarding the Company's expected operations, financial results, cost savings, future liquidity, plans and strategy for its business and related financing and general financial condition includes forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve uncertainties and risks, including, but not limited to, factors described in this Annual Report on Form 10-K and in Silgan's other filings with the Securities and Exchange Commission. The Company's actual operations, financial results, cost savings, future liquidity, plans and strategy for its business and related financing and general financial condition may differ from such forward looking statements.

Overview

         The Company is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household chemical products and (iii) specialty packaging items, including metal caps and closures, plastic bowls and paper containers used by processors in the food industry. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share for the twelve months ended October 31, 1996 of 35% in the United States, and is a leading manufacturer of plastic containers in North America for personal care products. The Company has focused on growth through acquisitions, followed by plant rationalizations and consolidations and investment in the acquired businesses to gain manufacturing and production efficiencies and to provide for internal growth. Since its inception, the Company has acquired and successfully integrated ten businesses, including the recent acquisitions of AN Can in August 1995 for a purchase price of approximately $362.0 million (including net working capital of approximately $156.0 million) and DM Can in December 1993 for a purchase price of approximately $73.3 million (including net working capital of approximately $21.9 million). In addition, on October 9, 1996 the Company completed its acquisition of Finger Lakes, the metal container manufacturing subsidiary of Curtice Burns. See "Business--Recent Developments". The Company's future growth will depend in large part on additional acquisitions of consumer goods packaging businesses.

         The Company is continually evaluating and intends to continue to pursue acquisition opportunities in the North American consumer goods packaging market. Although the Company has no present binding agreements or commitments to make any acquisition, the Company has expressed indications of interest or made preliminary bids on three acquisition opportunities presented to it, which have annual sales ranging from approximately $30 million to $250 million. Any such acquisition may be financed through the incurrence of additional indebtedness. The Company has recently received the necessary consents to amend the Credit Agreement to enable it to incur up to an additional $50.0 million of B term loans thereunder to finance certain of such acquisitions. No assurance can be given that the Company will complete any such acquisition.

         Silgan is a holding company that conducts its business through two wholly owned operating companies, Containers and Plastics.

  Cost Reductions and Investments Following Acquisitions

         The Company believes that its acquisitions and investments have enabled it to achieve a low cost position in the metal food container segment. To further enhance its low cost position, the Company has realized cost reduction opportunities through plant rationalizations and capital improvements, as well as from improved production scheduling and line reconfiguration. Since 1991, Containers has closed eight smaller, higher cost metal container facilities, including five facilities that were closed in 1995 as a result of the integration of the manufacturing operations of DM Can. Because most of the facilities that were closed in 1995 were closed late in the year, the Company began to realize the benefits from the closing of such facilities in 1996. From 1991 through 1993, Plastics closed three manufacturing facilities and consolidated the technical and administrative functions of its plastic container businesses. An additional facility was closed in 1995. In 1994, Plastics began to realize the benefits of this consolidation and rationalization program, as well as from its capital investment program. In the fourth quarter of 1996, the Company initiated further downsizing and rationalizations of certain of its facilities. Management expects that these actions, along with improved production scheduling, will enable the Company to achieve lower manufacturing costs in 1997 as compared to 1996.

  AN Can Acquisition

         Management believes that the acquisition of AN Can, which has seventeen manufacturing facilities, provides the Company with further cost reduction opportunities, not only through purchasing economies and manufacturing synergies which it will realize from the combined operations, but also through the integration of selling, general and administrative operations of AN Can into the Company's existing metal container business. In 1996, the Company realized certain of the manufacturing synergies. In 1997, the Company expects to complete the integration of the selling, general and administrative functions. The Company believes that it will realize the full benefits of the integration of the selling, general and administrative functions in 1998, and that benefits to be realized by the rationalization of plant operations will begin to occur in 1997.

         Although employee termination costs in connection with plant rationalizations, administrative workforce reductions and other plant exit costs associated with the acquisition of AN Can have been accrued through purchase accounting adjustments, the Company incurred in 1995 and in 1996 other non-recurring costs which under current accounting pronouncements will be charged against operating income. These costs, which include transitional charges related to the integration of selling and administrative functions, as well as costs associated with plant rearrangement and clean-up, were $3.2 million in 1995 and were approximately $3.5 million in 1996. The Company expects that it will eliminate the redundant charges related to the integration of selling and administrative functions in 1997.

  Net Sales

         Long-term  Contracts.   The  Company  seeks  to  develop  and  maintain
long-term relationships with its customers. The Company estimates that approximately 80% of Containers' projected sales in 1997 will be pursuant to long-term supply arrangements. Containers' has agreements with Nestle pursuant to which Containers supplies a majority of Nestle's metal container requirements, and an agreement with Del Monte pursuant to which Containers supplies substantially all of Del Monte's U.S. metal container requirements. Revenues from these two customers represented approximately 29% of net sales by Containers in 1996. In addition to Nestle and Del Monte, Containers has multi-year supply arrangements with several other customers, including contracts which AN Can had with many of its customers. The Company has recently agreed with Nestle, subject to definitive documentation, to extend the term of certain of the Nestle Supply Agreements through 2004 (representing approximately 10% of the Company's 1996 sales) in return for certain price concessions by the Company. See "Business--Sales and Marketing". The Company believes that these price concessions will not have a material adverse effect on its results of operations. Under the Company's recent agreement with Nestle, with respect to the remaining Nestle Supply Agreements that expire in August 1997 (representing approximately 6% of the Company's 1996 sales), the Company has the right to submit a bid to Nestle, and to match any bid received by Nestle, for the 1998 supply year with respect to the metal containers that are the subject of such Nestle Supply Agreements. There can be no assurance that any such bid by the Company will be made at sales prices equivalent to those currently in effect or otherwise on terms similar to those currently in effect. The loss by the Company of either Nestle or Del Monte as a customer would have a material adverse effect on the Company's results of operations. See "Business--Sales and Marketing".

         The Company's long-term supply contracts generally provide for pricing changes in accordance with cost change formulas, thereby significantly reducing the exposure of the Company's results from operations to the volatility of raw material costs. In addition, the terms of the Company's long-term supply contracts limit the Company's ability to increase margins.

         Agricultural Harvest and Seasonality. The Company's metal container business sales are dependent, in part, upon the vegetable, tomato and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. The fruit and vegetable pack harvest in 1994 was better than the below normal fruit and vegetable pack harvest in 1995, resulting in greater sales to fruit and vegetable pack processing customers in 1994 as compared to 1995. The 1996 midwest vegetable harvest was better than in 1995, but, due to cool wet weather during the 1996 planting season, was less than the harvest in 1994.

         The Company's business is affected by seasonal variations as a result of the timing of the harvest. Accordingly, the Company experiences higher unit sales volume in the second and third quarters and, as a result, the Company has historically generated a disproportionate amount of its annual income from operations during these quarters. In 1996, the Company generated substantially all of its net income in the second and third quarters.

  Charges Relating to Stock Options

         Concurrent with the Offering, all outstanding stock options issued under the stock option plans of Containers and Plastics were converted to stock options under the Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (the "Stock Option Plan"). See "Executive Compensation--Stock Option Plan". In accordance with Accounting Principles Board ("APB") No. 25, options granted under such plans are considered variable options with a final measurement date at the time of conversion. The Company recognized a non-cash charge of approximately $22.9 million, net of $3.3 million previously accrued, at the time of the Offering in the Company's first quarter in 1997, for the excess of fair market value over grant price of these options less amounts previously accrued.

Results of Operations

         The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                     Year Ended December 31,
                                                                             --------------------------------------
                                                                              1996            1995            1994
                                                                             ------          ------          ------
Operating Data:
Net sales:
  Metal container business.........................................           84.6%           80.1%           76.3%
  Plastic container business.......................................           15.4            19.9            23.7
                                                                             -----           -----           -----
    Total..........................................................          100.0           100.0           100.0
Cost of goods sold.................................................           87.0            88.1            86.9
                                                                             -----           -----           -----
Gross profit.......................................................           13.0            11.9            13.1
Selling, general and administrative expenses.......................            4.1             4.1             4.3
Reduction in carrying value of assets..............................            --              1.3             1.9
                                                                             -----           -----           -----
Income from operations.............................................            8.9             6.5             6.9
Interest expense and other related financing costs.................            5.1             4.8             4.2
                                                                             -----           -----           -----
Income before income taxes.........................................            3.8             1.7             2.7
Income tax provision...............................................            1.5             0.8             1.3
                                                                             -----           -----           -----
Income before extraordinary charges................................            2.3             0.9             1.4
Extraordinary charges relating to early extinguishment of debt.....            --             (0.3)            --
                                                                             -----           -----           -----
Net income.........................................................            2.3%            0.6%            1.4%
                                                                             =====           =====           =====


         Summary historical results for the Company's two business segments, metal and plastic containers, for the calendar years ended December 31, 1996, 1995 and 1994 and summary pro forma results for these business segments for the calendar year ended December 31, 1995 (after giving effect to the acquisition of AN Can as of the beginning of such period) are provided below.

         The unaudited pro forma financial data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's debt obligations, and certain other adjustments, as if these events occurred as of the beginning of the periods presented. The unaudited pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred at the beginning of the periods indicated, or to project the Company's financial position or results of operations for any future date or period. The unaudited pro forma financial data do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with Containers' existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. The pro forma information presented should be read in conjunction with the historical results of operations of the Company included elsewhere in this Annual Report on Form 10-K.

                                                                              Year Ended December 31,
                                                          --------------------------------------------------------------
                                                                            Historical                       Pro Forma
                                                          -----------------------------------------------  -------------
                                                               1996            1995            1994            1995
                                                          --------------  --------------  --------------  --------------
                                                                               (Dollars in millions)
Net sales:
  Metal container business..............................     $1,189.3       $  882.3        $ 657.1         $1,184.8
  Plastic container business............................        216.4          219.6          204.3            219.6
                                                              -------        -------         ------          -------
  Consolidated..........................................     $1,405.7       $1,101.9        $ 861.4         $1,404.4
                                                              =======        =======         ======          =======
Income from operations:
  Metal container business..............................     $  106.8       $   72.9        $  67.0         $   95.7
  Plastic container business............................         18.4           13.2            9.4             13.2
  Reduction in asset value<F1>..........................          --           (14.7)         (16.7)           (14.7)
  Corporate expense.....................................         (0.5)          (0.5)          (0.5)            (0.2)
                                                              -------        -------         ------          -------
        Consolidated....................................     $  124.7       $   70.9        $  59.2         $   94.0
                                                              =======        =======         ======          =======


-------------------

<F1> Included in the  historical  and pro forma  income from  operations  of the
     Company in 1995 are charges incurred for the reduction of the carrying value of certain underutilized equipment to net realizable value of $14.7 million allocable to the metal container business. Included in the historical income from operations of the Company in 1994 are charges incurred for the reduction of the carrying value of certain underutilized and obsolete equipment to net realizable value of $16.7 million in 1994, of which $7.2 million was allocable to the metal container business and $9.5 million to the plastic container business.

  Historical Year Ended December 31, 1996 Compared with Historical Year Ended December 31, 1995

         Net Sales. Consolidated net sales increased $303.8 million, or 27.6%, to $1.4 billion for the year ended December 31, 1996, as compared to net sales of $1.1 billion for the same period in 1995. This increase resulted predominantly from net sales generated by the former AN Can operations.

         Net sales for the metal container business (including net sales of its specialty business of $90.7 million) were $1,189.3 million for the year ended December 31, 1996, an increase of $307.0 million from net sales of $882.3 million for the same period in 1995. Net sales of metal cans of $1,098.6 million for the year ended December 31, 1996 were $253.1 million greater than net sales of metal cans of $845.5 million for the same period in 1995. This increase resulted from the inclusion of a full year of sales generated from the former AN Can operations, including net sales of approximately $236.0 million during the first seven months of 1996, and increased unit sales due to a better vegetable pack harvest in 1996 as compared to 1995, offset to a limited extent by volume losses with certain customers.

         Sales of specialty items included in the metal container segment increased $53.9 million to $90.7 million during the year ended December 31, 1996 as compared to the same period in 1995, due predominantly to additional sales generated by the former AN Can operations.

         Net sales for the plastic container business of $216.4 million during the year ended December 31, 1996 decreased $3.2 million from net sales of $219.6 million for the same period in 1995. Despite an increase in unit sales, net sales of plastic containers declined as a result of the pass through of lower resin costs.

         Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.0% ($1.2 billion) for the year ended December 31, 1996, a decrease of 1.1 percentage points as compared to 88.1% ($970.5 million) for the same period in 1995. The decrease in cost of goods sold as a percentage of net sales was principally attributable to synergies realized from the AN Can acquisition, improved operating efficiencies due to can plant consolidations as well as the improved manufacturing performance by the plastic container business, offset, in part, by the higher cost base of the former AN Can operations and the realization of higher per unit costs due to the Company's one-time planned reduction in finished goods inventory. The additional production capacity provided by AN Can has enabled the Company to produce its product closer to the time of sale and, as a result, during 1996 the Company reduced the amount of finished goods that it carries.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained at 4.1% ($58.1 million and $45.7 million) for the years ended December 31, 1996 and 1995. The increase in selling, general, and administrative expenses in 1996 resulted from the acquisition of AN Can. The Company incurred estimated redundant costs of $3.5 million associated with the integration of the AN Can operations. In 1997, the Company expects to eliminate all of these redundant costs as it completes its integration of the administrative functions of AN Can with the Company.

         Income from Operations. Income from operations as a percentage of consolidated net sales increased 2.4 percentage points to 8.9% ($124.7 million) for the year ended December 31, 1996, as compared with 6.5% ($70.9 million) for the same period in the prior year. Included in income from operations for 1995 was a charge of $14.7 million for the write-off of certain underutilized assets. Without giving effect to this charge, income from operations as a percentage of consolidated net sales would have increased 1.1 percentage points in 1996 as compared to 1995, as a result of the aforementioned improvement in gross margin.

         Income from operations as a percentage of net sales for the metal container business improved to 9.0% ($106.8 million) for the year ended December 31, 1996, from 8.3% ($72.9 million) (without giving effect to the charge of $14.7 million to adjust the carrying value of certain assets) for the same period in 1995. This increase in income from operations as a percentage of net sales for the metal container business was principally attributable to synergies resulting from the acquisition of AN Can, improved operating efficiencies due to plant consolidations and the benefit of cost reductions provided by the Company's capital investment program, offset, in part, by the higher cost base of the AN Can operations and the negative impact of the Company's one-time planned reduction in the amount of finished goods inventory.

         Income from operations as a percentage of net sales for the plastic container business improved to 8.5% ($18.4 million) for the year ended December 31, 1996, from 6.0% ($13.2 million) for the same period in 1995. The improvement in the operating performance of the plastic container business was principally attributable to increased production volumes as well as the benefits realized through capital investment and improved production planning and scheduling efficiencies.

         Interest Expense. Interest expense increased $19.0 million to $71.5 million for the year ended December 31, 1996, principally as a result of increased borrowings to fund the redemption of a portion of Holdings' Discount Debentures and to finance the acquisition of AN Can in August 1995, offset, in part, by lower average bank borrowing rates.

         Income Taxes. The provisions for income taxes for the years ended December 31, 1996 and 1995 provide for federal, state and foreign taxes as if the Company were a separate taxpayer in accordance with SFAS No. 109, "Accounting for Income Taxes".

         Net Income. As a result of the items discussed above, net income of $32.3 million increased $22.5 million for the year ended December 31, 1996, as compared to net income of $9.8 million (before extraordinary charges, net of taxes, of $3.0 million) for the year ended December 31, 1995.

         In 1995, the Company incurred an extraordinary charge of $3.0 million, net of taxes, for the write-off of unamortized debt costs related to the refinancing of its secured debt facilities to fund the AN Can acquisition.

  Historical Year Ended December 31, 1996 Compared with Pro Forma Year Ended December 31, 1995

         Net Sales. Consolidated net sales for the year ended December 31, 1996 of $1.4 billion were comparable to pro forma consolidated net sales for the same period in 1995. Increased unit sales of metal containers due to a better vegetable pack harvest in 1996 as compared to 1995 offset the loss of an AN Can customer whose product line was acquired by a company that manufactured its own cans and volume losses with certain other customers. Although the plastic container business had increased unit volume in 1996, net sales declined $3.2 million due to the pass through of lower resin costs.

         Income from  Operations.  Income from  operations  as a  percentage  of consolidated net sales for the year ended December 31, 1996 increased 1.2 percentage points to 8.9% ($124.7 million), as compared to pro forma income from operations as a percentage of pro forma consolidated net sales of 7.7% ($108.7 million) (without giving effect to the charge to adjust the carrying value of certain assets of $14.7 million) for the year ended December 31, 1995. The increase in income from operations for the year ended December 31, 1996 as compared to pro forma income from operations for the same period in 1995 was attributable to more efficient production planning, the realization of can manufacturing synergies resulting from the acquisition of AN Can, the benefits realized from plant consolidations and capital investments, and the improved operating performance of the plastic container business, offset, in part, by redundant costs associated with the AN Can operations and the negative impact of the Company's one-time planned reduction of the amount of finished goods inventory.

  Historical Year Ended December 31, 1995 Compared with Historical Year Ended December 31, 1994

         Net Sales. Consolidated net sales increased $240.5 million, or 27.9%, to $1.1 billion for the year ended December 31, 1995, as compared to net sales of $861.4 million for the same period in 1994. This increase resulted from net sales of $264.3 million generated by AN Can since its acquisition in August 1995 and a $15.3 million increase in sales of plastic containers offset, in part, by a decline in sales of metal containers to Silgan's existing customer base of $39.1 million.

         Net sales for the metal container business (including its specialty business) were $882.3 million for the year ended December 31, 1995, an increase of $225.2 million from net sales of $657.1 million for the same period in 1994. Excluding net sales of metal cans of $236.0 million generated by AN Can since its acquisition, net sales of metal cans to the Company's customers were $609.5 million during the year ended December 31, 1995, as compared to $647.5 million for the same period in 1994. Net sales to the Company's customers in 1995 decreased principally due to lower unit volume resulting from the below normal 1995 vegetable pack offset, in part, by slightly higher sales prices due to the pass through of raw material cost increases.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales declined 0.2 percentage points to 4.1% ($45.7 million) for the year ended December 31, 1995 as compared to 4.3% ($37.2 million) for the year ended December 31, 1994. The decrease in selling, general and administrative expenses as a percentage of net sales resulted from the Company's continued control of these expenses in respect of the Company's existing business, offset partially by a temporarily higher level of expenses incurred during the integration of AN Can. The Company expects that its selling, general and administration costs as a percentage of sales will decline in 1997 after it completes the integration of the administrative functions of its metal container business.

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

         Income from operations as a percentage of net sales for the metal container business (without giving effect to charges of $14.7 million and $7.2 million in 1995 and 1994, respectively, to adjust the carrying value of certain assets) was 8.3% ($72.9 million) for the year ended December 31, 1995, as compared to 10.2% ($67.0 million) for the same period in the prior year. The decrease in income from operations as a percentage of net sales principally resulted from higher per unit manufacturing costs realized on lower production volume, lower margins realized on certain products due to competitive market conditions, inefficiencies caused by work stoppages at two of the Company's California facilities, and lower margins realized on sales made by AN Can, offset, in part, by operating efficiencies due to plant consolidations.

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

         Interest Expense. Interest expense increased $16.3 million to $52.5 million for the year ended December 31, 1995, principally as a result of increased borrowings to finance the acquisition of AN Can, to advance $57.6 million to Holdings to fund the redemption by Holdings of a portion of the Discount Debentures and to fund higher working capital needs as a result of the increased seasonality of the Company's metal container business, and as a result of higher average interest rates.

         Income Taxes. The provisions for income taxes for the years ended December 31, 1995 and 1994 provide for federal, state and foreign taxes as if Silgan was a separate taxpayer in accordance with SFAS No. 109, "Accounting for Income Taxes".

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

         In August 1995, Silgan, Containers and Plastics entered into the credit agreement with the lenders named therein, Bankers Trust Company ("Bankers Trust"), as Administrative Agent and Co-Arranger, and Bank of America Illinois, as Documentation Agent and Co-Arranger (as amended, the "Credit Agreement") (which originally provided Silgan with $225.0 million of A term loans and $225.0 million of B term loans and provided Containers and Plastics with a commitment of $225.0 million for working capital loans) to finance the acquisition by Containers of AN Can and to refinance and repay in full all amounts owing under the Company's previous credit agreement and under Silgan's Senior Secured Floating Rate Notes due 1997. The Credit Agreement was amended in May 1996 to, among other things, provide Silgan with an additional $125.0 million of B term loans to fund the redemption by Holdings of a portion of the Discount Debentures. The Credit Agreement also provided the Company with improved financial flexibility by (i) extending the maturity of the Company's secured debt facilities until December 31, 2000, (ii) lowering the interest rate spread on its floating rate borrowings by 1/2%, as well as providing for further interest rate reductions in the event the Company attains certain financial targets, (iii) lowering Holdings' average cost of indebtedness by permitting Silgan to distribute to Holdings $205.1 million of borrowings under the Credit Agreement, which amounts were used to purchase and redeem $204.1 million principal amount of Discount Debentures and pay accrued interest on the Discount Debentures, and (iv) enabling Silgan to transfer funds to Holdings for the payment by Holdings of cash dividends on its Exchangeable Preferred Stock Mandatorily Redeemable 2006 (the "Exchangeable Preferred Stock") (or cash interest on Holdings' Subordinated Debentures due 2006 (the "Exchange Debentures")).

         During 1996, cash generated from operations of $130.1 million, borrowings of $125.0 million of B term loans under the Credit Agreement, net borrowings of working capital loans under the Credit Agreement of $20.7 million, proceeds of $1.6 million from the sale of assets and $1.1 million of cash balances were used to fund capital expenditures of $56.9 million, the purchase of Finger Lakes for $29.9 million and the purchase of ANC's St. Louis facility for $13.1 million, distributions to Holdings of $147.5 million (which amount was used by Holdings to redeem Discount Debentures and pay accrued interest on the Discount Debentures), the repayment of $29.5 million of term loans under the Credit Agreement, and the payment of $1.6 million of financing costs associated with the borrowing of additional B term loans under the Credit Agreement.

         The Company's Adjusted EBITDA for the year ended December 31, 1996 in comparison to 1995 increased by $53.6 million to $186.8 million. The increase in Adjusted EBITDA resulted primarily from increased cash earnings generated by both the metal container business (including earnings from the AN Can operations) and the plastic container business. Although the Adjusted EBITDA of the Company was higher in 1996 as compared to 1995 and the Company reduced the amount of finished goods inventory in 1996, cash flow from operations in 1996 would have remained constant with 1995 (assuming AN Can had been acquired at December 31, 1995 rather than at its seasonal peak). The Company incurred greater cash interest expense in 1996 due to additional borrowings used to fund the redemption by Holdings of a portion of the Discount Debentures, and in 1995 the Company adopted similar year-end vendor payment terms to those of AN Can.

         During 1995, cash generated from operations of $209.6 million (including cash of $112.0 million generated by AN Can during the five month period from its acquisition on August 1, 1995), proceeds of $3.5 million realized from the sale of assets and a decrease of $0.6 million in cash balances were used to repay $142.8 million of working capital borrowings used to fund the acquisition of AN Can, fund capital expenditures of $51.9 million, repay $9.7 million of term loans and $5.5 million of working capital loans, and make payments to former shareholders of $3.8 million in full settlement of outstanding litigation (which was charged against equity). The Company's Adjusted EBITDA for the year ended December 31, 1995 as compared to 1994 increased by $17.8 million to $133.1 million. The increase in Adjusted EBITDA reflected the generation of additional cash flow from AN Can since its acquisition on August 1, 1995, partially offset by a decline in the cash earnings of the Company's existing business principally as a result of lower unit volume due to the below normal 1995 vegetable pack.

         For the year ended December 31, 1995, the operating cash flow of the Company increased significantly from the prior year due to the generation of cash by AN Can since its acquisition on August 1, 1995 and the adoption by the Company of similar year-end vendor payment terms to those of AN Can. At December 31, 1995, the trade receivable balance of AN Can was $44.2 million ($90.2 million on August 1, 1995), the inventory balance was $98.9 million ($137.9 million on August 1, 1995), and the trade payables balance was $58.2 million ($64.2 million on August 1, 1995).

         Because the Company sells metal containers used in fruit and vegetable pack processing, its sales are seasonal. As a result, a significant portion of the Company's revenues are generated in the first nine months of the year. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. The acquisition of AN Can increased the Company's seasonal metal containers business. The Company's average outstanding trade receivables increased in 1996 as compared to 1995 due to the acquisition of AN Can which had more seasonal sales than the Company. As a result the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements. Approximately $182.5 million of the working capital revolver under the Credit Agreement, including letters of credit, was utilized at its peak in September 1996.

         As of December 31, 1996, the outstanding principal amount of working capital loans was $27.8 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $190.0 million.

         In addition to its operating cash needs, the Company believes its cash requirements over the next several years consist primarily of (i) annual capital expenditures of $50.0 to $60.0 million, (ii) scheduled principal amortization payments of term loans under the Credit Agreement (after giving effect to the use of a portion of the net proceeds from the Offering to prepay $8.9 million of bank terms loans) of $29.6 million, $53.4 million, $53.4 million, $126.1 million and $155.9 million over the next five years, respectively, (iii) expenditures of approximately $30.0 million over the next three years associated with plant rationalizations, employee severance and administrative workforce reductions, other plant exit costs and employee relocation costs of AN Can, (iv) the Company's interest requirements, including interest on working capital loans, the principal amount of which will vary depending upon seasonal requirements, the bank term loans, most of which bear fluctuating rates of interest, and the 11-3/4% Notes, and (v) payments of approximately $5.0 million (based on the Company's current estimate of its 1997 net income) for federal and state tax liabilities in 1997. Beginning in 1998, the Company expects to incur federal tax liability at the alternative minimum tax rates then in effect.

         Silgan is a wholly owned subsidiary of Holdings, a holding company with no significant assets or operations other than its investment in Silgan. As a result, Holdings' ability to satisfy its obligations (including its obligations under its indebtedness) may depend upon its receipt of funds paid by dividend or distribution or loaned, advanced or transferred by Silgan to Holdings. Since 1995, the Company has borrowed an aggregate amount of $205.1 million under the Credit Agreement, which borrowings were used to fund Holdings' purchase and redemption of $204.1 principal amount of Discount Debentures and to pay accrued interest on the Discount Debentures. On March 26, 1997, Holdings redeemed the remaining Discount Debentures with proceeds from the Offering. Accordingly, the Company's liquidity will no longer be affected by the Discount Debentures.

         After the redemption of the remaining Discount Debentures, Holdings' principal liabilities are its obligations in connection with the Exchangeable Preferred Stock (which Holdings expects will be exchanged prior to July 22, 1997 for the Exchange Debentures), and its guaranty under the Credit Agreement. Because the Exchangeable Preferred Stock does not require dividends to be paid in cash until October 2000 and the Exchange Debentures do not require interest to be paid in cash until January 15, 2001, the Company's liquidity is not expected to be affected by Holdings' liabilities until such time. Beginning October 15, 2000, Holdings will be required to make quarterly cash dividend payments on the Exchangeable Preferred Stock of approximately $2.8 million, or beginning January 15, 2001, Holdings will be required to make semi-annual cash interest payments on the Exchange Debentures of approximately $5.6 million. Although the Credit Agreement permits Silgan to dividend, distribute, loan or advance funds to Holdings to allow Holdings to make cash payments of dividends in respect of the Exchangeable Preferred Stock or interest in respect of the Exchange Debentures, the 11-3/4% Notes Indenture presently would not permit Silgan to do so. The ability of Silgan to transfer funds to Holdings to enable Holdings to pay cash dividends on the Exchangeable Preferred Stock or cash interest on the Exchange Debentures when required will depend upon the future performance of the Company and may depend upon the ability of Silgan to refinance the 11-3/4% Notes. There can be no assurance that Silgan will be able to refinance the 11-3/4% Notes or that Silgan will be permitted to transfer funds to Holdings to enable Holdings to pay cash dividends on the Exchangeable Preferred Stock or cash interest on the Exchange Debentures when required. Management believes that the cash dividend or cash interest obligations of Holdings with respect to the Exchangeable Preferred Stock or Exchange Debentures will be met by Silgan through cash generated by operations or borrowings or by Holdings through refinancings of its existing indebtedness or additional debt or equity financings.

         Management believes that cash generated by operations and funds from working capital borrowings under the Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future. The Company is also continually evaluating and pursuing acquisition opportunities in the North American consumer goods packaging market. The Company may need to incur additional indebtedness to finance any such acquisition and to fund any resulting increased operating needs. Depending upon market conditions, the Company may also consider refinancing certain of its outstanding indebtedness through other debt financings. Such financings for acquisitions and debt refinancings will have to be effected in compliance with Holdings' and the Company's agreements in respect of their indebtedness then outstanding. There can be no assurance that the Company will be able to effect any such financing for an acquisition or any such debt refinancing.

         The Credit Agreement, the 11-3/4% Notes Indenture, the Exchangeable Preferred Stock and, when issued, the Exchange Debentures each contain restrictive covenants that, among other things, limit the Company's ability to incur debt, sell assets and engage in certain transactions. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial and operating covenants contained in such financing agreements and believes that it will continue to be in compliance during 1997 with all such covenants.

Effect of Inflation and Interest Rate Fluctuations

         Historically, inflation has not had a material effect on the Company, other than to increase its cost of borrowing. In general, the Company has been able to increase the sales prices of its products to reflect any increases in the prices of raw materials. See "--Overview--Net Sales--Long-term Contracts".

         Because the Company has indebtedness which bears interest at floating rates, the Company's financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 1996, including working capital loans of $27.8 million, the Company had $701.1 million of indebtedness outstanding, of which $366.1 million bore interest at floating rates, taking into account interest rate swap agreements entered into by the Company to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest was exchanged for fixed rates of interest ranging from 5.6% to 6.2% plus the Company's incremental margin, which currently ranges from 2.5% to 3.0%. The notional principal amounts of these agreements totaled $200.0 million, including interest rate swap agreements entered into during the fourth quarter of 1996 with a notional amount of $100.0 million, and mature in the year 1999. Depending upon market conditions, the Company may enter into additional interest rate swap or hedge agreements (with counterparties that, in the Company's judgment, have sufficient creditworthiness) to hedge its exposure against interest rate volatility.

New Accounting Pronouncements

  Long-Lived Asset Impairment

         The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in the first quarter of 1996. Under SFAS No. 121, impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of assets to their carrying amount. There were no impairment losses recognized during 1996. See Note 2 to the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.

  Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the 1996 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or follow the current accounting methods as prescribed under APB No. 25. The Company has not elected to adopt SFAS No. 123 and continues to recognize compensation expense in accordance with APB No. 25. In addition, the Company is required to include in its 1996 year end financial statements pro forma information regarding compensation expense recognizable under SFAS No. 123. See Note 16 to the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data.

         See Item 14 below for a listing of financial statements and schedules included therein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of Silgan and Holdings

         The following table sets forth certain information (ages as of December 31, 1996) concerning the directors and executive officers of Silgan and Holdings.

Name                          Age   Position
----                          ---   --------
R. Philip Silver...........   54    Chairman of the Board, Co-Chief Executive
                                      Officer and Director
D. Greg Horrigan...........   53    President, Co-Chief Executive Officer and
                                      Director
Robert H. Niehaus..........   41    Director
Leigh J. Abramson..........   28    Director
Harley Rankin, Jr..........   57    Executive Vice President, Chief Financial
                                      Officer and Treasurer
Harold J. Rodriguez, Jr....   41    Vice President, Controller and Assistant
                                      Treasurer
Glenn A. Paulson...........   53    Vice President


Executive Officers of Containers

         The following table sets forth certain information (ages as of December 31, 1996) concerning the executive officers of Containers.

Name                          Age   Position
----                          ---   --------
James D. Beam..............   53    President
Gerald T. Wojdon...........   60    Vice President--Operations and Assistant
                                      Secretary
Gary M. Hughes.............   54    Vice President--Sales & Marketing
H. Dennis Nerstad..........   59    Vice President--Production Services
Joseph A. Heaney...........   43    Vice President--Finance


Executive Officers of Plastics

         The following table sets forth certain information (ages as of December 31, 1996) concerning the executive officers of Plastics.

Name                          Age   Position
----                          ---   --------
Russell F. Gervais.........   53    President
Howard H. Cole.............   51    Vice President and Assistant Secretary
Charles Minarik............   59    Vice President--Operations and Commercial
                                      Development
Alan H. Koblin.............   44    Vice President--Sales & Marketing
Colleen J. Jones...........   36    Vice President--Finance, Chief Financial
                                      Officer and Assistant Secretary

         Mr. Silver has been Chairman of the Board and Co-Chief Executive Officer of Holdings and Silgan since March 1994. Mr. Silver is one of the founders of the Company and was formerly President of Holdings and Silgan. Mr. Silver has been a Director of Holdings and Silgan since their inception in April 1989 and August 1987, respectively. Mr. Silver has been a Director of Containers since its inception in August 1987 and Vice President of Containers since May 1995. Mr. Silver has been a Director of Plastics since its inception in August 1987 and Chairman of the Board of Plastics since March 1994. Prior to founding the Company in 1987, Mr. Silver was a consultant to the packaging industry. Mr. Silver was President of Continental Can Company from June 1983 to August 1986. From September 1989 through August 1993, Mr. Silver held various positions with Sweetheart Holdings Inc. and Sweetheart Cup Company, Inc., including Chairman of the Board and Director. Mr. Silver is a Director of Johnstown America Corporation.

         Mr. Horrigan has been President and Co-Chief Executive Officer of Holdings and Silgan since March 1994. Mr. Horrigan is one of the founders of the Company and was formerly Chairman of the Board of Holdings and Silgan. Mr. Horrigan has been a Director of Holdings and Silgan since their inception in April 1989 and August 1987, respectively. Mr. Horrigan has been Chairman of the Board of Containers and a Director of Containers and Plastics since their inception in August 1987. Mr. Horrigan was Executive Vice President and Operating Officer of Continental Can Company from 1984 to 1987. From September 1989 through August 1993, Mr. Horrigan held various positions with Sweetheart Holdings Inc. and Sweetheart Cup Company, Inc., including Chairman of the Board and Director.

         Mr. Niehaus has been a Director of Holdings since its inception in April 1989 and a Director of Silgan, Containers and Plastics since their inception in August 1987. Mr. Niehaus joined Morgan Stanley & Co. Incorporated ("Morgan Stanley") in 1982 and has been a Managing Director of Morgan Stanley since 1990. Mr. Niehaus has been a Vice Chairman and a Director of Morgan Stanley Leveraged Equity Fund II, Inc. ("MSLEF II, Inc.") since January 1990 and a Vice Chairman and a Director of the managing general partner of the general partner of Morgan Stanley Capital Partners III, L.P. ("MSCP III") since January 1994. Mr. Niehaus is also a Director of American Italian Pasta Company, Fort Howard Corporation and Waterford Crystal Ltd., and Chairman of Waterford Wedgwood UK plc.

         Mr. Abramson has been a Director of Holdings, Silgan, Containers and Plastics since September 1996. He has been an Associate of Morgan Stanley since 1994 and a Vice President of MSLEF II, Inc. and of the managing general partner of the general partner of MSCP III since 1995. Mr. Abramson has been with Morgan Stanley since 1990, first in the Corporate Finance Division and, since 1992, in the Merchant Banking Division. Mr. Abramson is also a Director of PageMart Wireless, Inc., PageMart, Inc. and Jefferson Smurfit Corporation.

         Mr. Rankin has been Executive Vice President and Chief Financial Officer of Holdings since its inception in April 1989 and Treasurer of Holdings since January 1992. Mr. Rankin has been Executive Vice President and Chief Financial Officer of Silgan since January 1989 and Treasurer of Silgan since January 1992. Mr. Rankin has been Vice President of Containers and Plastics since January 1989 and was Treasurer of Plastics from January 1994 to December 1994. Prior to joining the Company, Mr. Rankin was Senior Vice President and Chief Financial Officer of Armtek Corporation. Mr. Rankin was Vice President and Chief Financial Officer of Continental Can Company from November 1984 to August 1986. From September 1989 to August 1993, Mr. Rankin was Vice President, Chief Financial Officer and Treasurer of Sweetheart Holdings Inc. and Vice President of Sweetheart Cup Company, Inc.

         Mr. Rodriguez has been Vice President of Holdings and Silgan since March 1994 and Controller and Assistant Treasurer of Holdings and Silgan since March 1990. Prior to March 1990, Mr. Rodriguez was Assistant Controller and Assistant Treasurer of Holdings and Silgan from April 1989 and October 1987, respectively. Mr. Rodriguez has been Vice President of Containers and Plastics since March 1994. From September 1989 to August 1993, Mr. Rodriguez was Controller, Assistant Secretary and Assistant Treasurer of Sweetheart Holdings Inc. and Assistant Secretary and Assistant Treasurer of Sweetheart Cup Company, Inc. From 1978 to 1987, Mr. Rodriguez was employed by Ernst & Young LLP, last serving as Senior Manager specializing in taxation.

         Mr. Paulson has been Vice President of Holdings and Silgan since January 1996. Mr. Paulson was employed by Containers to manage the transition of AN Can from August 1995 to December 1995. From January 1989 to July 1995, Mr. Paulson was employed by ANC, last serving as Senior Vice President and General Manager, Food Metal and Specialty, North America. Prior to his employment with ANC, Mr. Paulson was President of the beverage packaging operations of Continental Can Company.

         Mr. Beam has been President of Containers since July 1990. From September 1987 to July 1990, Mr. Beam was Vice President--Marketing & Sales of Containers. Mr. Beam was Vice President and General Manager of Continental Can Company, Western Food Can Division, from March 1986 to September 1987.

         Mr. Wojdon has been Vice President--Operations and Assistant Secretary of Containers since September 1987. From August 1982 to August 1987, Mr. Wojdon was General Manager of Manufacturing of the Can Division of the Carnation Company.

         Mr. Hughes has been Vice President--Sales & Marketing of Containers since July 1990. From February 1988 to July 1990, Mr. Hughes was Vice President, Sales and Marketing of the Beverage Division of Continental Can Company. Prior to February 1988, Mr. Hughes was employed by Continental Can Company in various regional sales positions.

         Mr. Nerstad has been a Vice President of Containers since December 1993. From August 1989 to December 1993, Mr. Nerstad was Vice
President--Distribution and Container Manufacturing of Del Monte and was Director of Container Manufacturing of Del Monte from November 1983 to July 1989. Prior to 1983, Mr. Nerstad was employed by Del Monte in various regional and plant positions.

         Mr. Heaney has been Vice President--Finance of Containers since October 1995. From September 1990 to October 1995, Mr. Heaney was Controller, Food Metal and Specialty Division of ANC. From August 1977 to August 1990, Mr. Heaney was employed by ANC and American Can Company in various divisional, regional and plant finance/accounting positions.

         Mr. Gervais has been President of Plastics since December 1992. From September 1989 to December 1992, Mr. Gervais was Vice President--Sales & Marketing of Plastics. From March 1984 to September 1989, Mr. Gervais was President and Chief Executive Officer of Aim Packaging, Inc.

         Mr. Cole has been Vice President and Assistant Secretary of Plastics since September 1987. From April 1986 to September 1987, Mr. Cole was Manager of Personnel of the Monsanto Engineered Products Division of Monsanto.

         Mr. Minarik has been Vice President--Operations and Commercial Development of Plastics since May 1993. From February 1991 to August 1992, Mr. Minarik was President of Wheaton Industries Plastics Group. Mr. Minarik was Vice President--Marketing of Constar International, Inc. from March 1983 to February 1991.

         Mr. Koblin has been Vice President--Sales & Marketing of Plastics since 1994. From 1992 to 1994, Mr. Koblin was Director of Sales & Marketing of
Plastics. From 1990 to 1992, Mr. Koblin was Vice President of Churchill Industries.

         Ms. Jones has been Vice President--Finance and Chief Financial Officer of Plastics since December 1994 and Assistant Secretary of Plastics since November 1993. From October 1993 to December 1994, Ms. Jones was Corporate Controller of Plastics and from July 1989 to October 1993, she was Manager--Finance of Plastics. From July 1982 to July 1989, Ms. Jones was an Audit Manager for Ernst & Young LLP.


Item 11.  Executive Compensation.

         The following table sets forth information concerning the annual and long term compensation for services rendered in all capacities to Holdings and the Company during the fiscal years ended December 31, 1996, 1995 and 1994 of those persons who at December 31, 1996 were (i) the Chief Executive Officer of Silgan and (ii) the other four most highly compensated executive officers of Silgan and its subsidiaries. No director of Silgan or its subsidiaries received any compensation for serving as a director of Silgan or its subsidiaries. See "Certain Relationships and Related Transactions--Management Agreements".

                                            Summary Compensation Table

                                                                                  Long-Term
                                               Annual Compensation               Compensation
                                      ------------------------------------     ----------------
                                                                                    Awards
                                                                               ----------------
                                                                                  Securities
                                                                               Underlying Stock          All Other
Name and Principal Position           Year     Salary(a)(b)    Bonus(a)(c)      Options/SARs(d)       Compensation(e)
---------------------------           ----     ------------    -----------     ----------------       ---------------

R. Philip Silver...................
 (Chairman of the Board and
 Co-Chief Executive Officer
 of Silgan and Chairman of
 the Board of Plastics)               1996     $1,875,000          --                 --                     --
                                      1995      1,830,000          --                 --                     --
                                      1994      1,684,135          --                 --                     --



D. Greg Horrigan...................
 (President and Co-Chief
 Executive Officer of Silgan
 and Chairman of the Board
 of Containers)                       1996      1,875,000          --                 --                     --
                                      1995      1,830,000          --                 --                     --
                                      1994      1,684,135          --                 --                     --



Harley Rankin, Jr. ................
 (Executive Vice President, Chief
 Financial Officer and Treasurer
 of Silgan)                           1996        425,007          --                 --                     --
                                      1995        408,978          --                 --                     --
                                      1994        384,930          --              102,798                   --


James D. Beam......................
 (President of Containers)            1996        372,600      $112,339               --                  $73,805
                                      1995        361,200          --                 --                   66,394
                                      1994        350,000       169,092               --                   94,175

Russell F. Gervais.................
 (President of Plastics)              1996        234,000       111,400               --                    7,020
                                      1995        226,000        59,000               --                    5,085
                                      1994        216,804        83,300            134,462                   --

-------------------
(a) The compensation of Messrs. Horrigan, Silver, Rankin and Rodriguez reflects amounts as earned and was paid by S&H, Inc. ("S&H"). Such persons received no direct compensation from Holdings, Silgan or their respective subsidiaries. See "Certain Relationships and Related Transactions--Management Agreements".
(b) The salaries of Messrs. Beam and Gervais were paid by Containers and Plastics, respectively.
(c) Bonuses of Messrs. Beam and Gervais were earned by them in such year and paid in the following year, pursuant to the Silgan Containers Corporation Performance Incentive Plan and the Silgan Plastics Corporation Incentive Plan, respectively. Under such plans, executive officers and other key employees of Containers and Plastics may be awarded cash bonuses provided that such company achieves certain assigned financial targets.
(d) Reflects options to purchase shares of Holdings Common Stock under the Stock Option Plan, and gives effect to the 17.133145 to 1 stock split of the outstanding Holdings Common Stock effected in connection with the Offering (the "Stock Split"). Such options are exercisable ratably over a five-year period which began on January 1, 1995. Mr. Gervais' options were calculated to give effect to the conversion at the time of the Offering of his options under Plastics' stock option plan to options under the Stock Option Plan.
(e) In the case of Mr. Beam, includes amounts contributed under the Silgan Containers Corporation Supplemental Executive Retirement Plan (the
     "Supplemental Plan") and used to pay premiums for split-dollar life insurance for Mr. Beam maintained in conjunction with the Supplemental Plan and includes amounts contributed by Containers under the Silgan Containers Corporation Deferred Incentive Savings Plan. In the case of Mr. Gervais, includes amounts allocated to Mr. Gervais under the Silgan Plastics Corporation Contributory Retirement Plan.


         The following table provides certain information with respect to options to purchase Holdings Common Stock held by the five executive officers named in the Summary Compensation Table. Prior to the completion of the Offering, Messrs. Beam and Gervais held options to purchase common stock of Containers and Plastics, respectively, under stock option plans of such subsidiaries. Upon the completion of the Offering, such options were converted to options under the Stock Option Plan in accordance with the terms of such subsidiary stock option plans.


                                        OPTION VALUES AT DECEMBER 31, 1996

                                                     Number of Securities                  Value of Unexercised
                                                          Underlying                           in-the-Money
                                                    Unexercised Options at                      Options at
                                                       December 31, 1996                   December 31, 1996(a)
                                              ------------------------------------ -------------------------------------
                    Name                         Exercisable      Unexercisable       Exercisable       Unexercisable
   --------------------------------------        -----------      -------------       -----------       -------------

R. Philip Silver............................          --               --                  --                  --
D. Greg Horrigan............................          --               --                  --                  --
Harley Rankin, Jr.(b).......................       233,012           41,118         $ 4,091,680          $  676,661
James D. Beam(b)(c).........................       584,609             --            10,597,041                --
Russell F. Gervais(b)(c)....................        80,678           53,784           1,568,200           1,045,441


(a) For the purposes of this table, the fair market value per share of Holdings Common Stock at December 31, 1996 was estimated to be the initial public offering price of $20.00 per share.
(b) Options are for shares of Holdings Common Stock and give effect to the Stock Split.
(c) Each of Messrs. Beam's and Gervais' options were calculated to give effect to the conversion at the time of the Offering of such person's options under Containers' and Plastics' stock option plans, respectively, to options under the Stock Option Plan. See "--Stock Option Plan".

Stock Option Plan

         The Board of Directors and stockholders of Holdings approved the establishment of the Stock Option Plan. Under the Stock Option Plan, as an additional means of attracting and retaining officers and key personnel, Holdings may grant options to purchase shares of Holdings Common Stock to participants. Options granted may be either non-qualified stock options or "incentive stock options".

         The Board of Directors of Holdings, through a committee (the "Stock Option Committee"), administers the Stock Option Plan and has the power to, among other things, choose participants and fix the type of grant and all the terms and conditions thereof, including number of shares covered by a grant and the exercise price. Only officers (including executive officers) and other key employees of Holdings and the Company are eligible to participate in the Stock Option Plan. The stock issuable under the Stock Option Plan includes shares of Holdings' authorized and unissued or reacquired Holdings Common Stock. The number of shares for which options may be granted under the Stock Option Plan may not exceed 3,533,417 shares.

         Options are exercisable over such period as determined by the Stock Option Committee, and generally, except as otherwise determined by the Stock Option Committee, no option may remain exercisable more than ten years from the grant date, subject to earlier termination as provided in the Stock Option Plan. Options become exercisable no earlier than one year from the date of grant and in such installments as specified in the option agreement therefor.

         All options granted under the Stock Option Plan must be evidenced by an option agreement between Holdings and the option recipient embodying all the terms and conditions of the option grant, provided that (i) incentive stock options granted must comply with Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) no option shall be transferable or assignable other than by will or the laws of descent and distribution and, during the lifetime of the recipient, such option shall be exercisable only by the recipient, (iii) all options must expire upon or remain exercisable for a limited time after termination of employment, all as specified in the Stock Option Plan, and (iv) upon exercise of options, full payment for the shares covered thereby shall be made in cash or shares of Holdings Common Stock already owned or a combination of cash and shares of Holdings Common Stock.

         Concurrent with the Offering, all outstanding stock options issued under the stock option plans of Containers and Plastics were converted to stock options under the Stock Option Plan in accordance with the terms of such plans, and Containers' and Plastics' stock option plans terminated. As a result, the only stock options outstanding since the completion of the Offering are stock options under the Stock Option Plan.

         As of the date of this Annual Report on Form 10-K, options to purchase 1,890,103 shares of Holdings Common Stock were outstanding under the Stock Option Plan at exercise prices ranging from $0.56 to $22.13 per share. With respect to certain outstanding options, Holdings has an obligation to pay to the optionees an amount per option as specified in the applicable option agreement (determined in connection with the 1989 Mergers with respect to the issuance of options under the Stock Option Plan in exchange for options under a predecessor plan) upon exercise of such options. An aggregate amount of $943,589 would be payable by Holdings to such optionees upon the exercise of such outstanding options.

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

                                           Containers Pension Plan Table

                                                    Years of Service
  Final Average      -----------------------------------------------------------------------------
    Earnings          10            15             20            25             30             35
  -------------      ----          ----           ----          ----           ----           ----
   $  50,000        $7,130       $10,640        $14,260       $17,830        $21,390        $24,960
      75,000        11,510        17,260         23,010        28,760         34,520         40,270
     100,000        15,880        23,820         31,760        39,700         47,640         55,580
     125,000        20,260        30,380         40,510        50,640         60,770         70,890
     150,000        24,630        36,950         49,260        61,580         73,890         86,210
     175,000        29,010        43,510         58,010        72,510         87,020        101,520
     200,000        33,380        50,070         66,760        83,450        100,140        116,830
     225,000        37,760        56,630         75,510        94,390        113,270        132,140


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

         Benefits under the Containers Pension Plan accrued prior to July 1, 1994 may be offset by a social security amount (the plan provides benefits based on the greater of three formulas; prior to July 1, 1994, one of such formulas provided for a social security offset). Each of the benefit estimates in the above table is based on the formula that produces the greatest benefit for individuals with the stated earnings and years of service.

         As of December 31, 1996, James D. Beam, the only eligible executive officer named in the Summary Compensation Table, had nine years of credited service under the Containers Pension Plan. Mr. Beam also participates in the Supplemental Plan, which is designed to make up for benefits not payable under the Containers Pension Plan due to Code limitations. Mr. Beam's benefits under the Supplemental Plan are funded through a split-dollar life insurance policy; income attributable to this life insurance policy is included in the "All Other Compensation" column of the Summary Compensation Table.

         The following table illustrates the estimated annual normal retirement benefits that are payable under the Plastics Pension Plan. Such benefit levels assume retirement age at 65, the years of service shown, continued existence of the Plastics Pension Plan without substantial change and payment in the form of a single life annuity.


                                            Plastics Pension Plan Table

                                                   Years of Service
  Final Average      -----------------------------------------------------------------------------
    Earnings          10            15             20            25             30             35
  -------------      ----          ----           ----          ----           ----           ----
    $ 50,000        $7,000       $10,550        $14,000       $17,500        $21,000        $24,500
      75,000        10,500        15,750         21,000        26,250         31,500         36,750
     100,000        14,000        21,000         28,000        35,000         42,000         49,000
     125,000        17,500        26,250         35,000        43,750         52,500         61,250
     150,000        21,000        31,500         42,000        52,500         63,000         73,950
     175,000        24,500        36,750         49,000        61,250         73,950         87,075
     200,000        28,000        42,000         56,000        70,200         85,200        100,200
     225,000        31,500        47,250         63,000        79,575         96,450        113,325


         Benefits under the Plastics Pension Plan are based on the participant's average total cash compensation (the "Salary" and "Bonus" columns in the Summary Compensation Table) over the final 36 months of employment or over the highest three of the final five calendar years of employment, whichever produces the greater average compensation. In computing this average, compensation for any year cannot exceed 125% of base pay. Compensation used in determining benefits is also limited by Section 401(a)(17) of the Code, which imposes the limits indicated above.

         Benefits under the Plastics Pension Plan may be offset by a social security amount (the plan provides benefits based on the greater of three formulas, only one of which provides for a social security offset). Each of the benefit estimates in the above table is based on the formula that produces the greatest benefit for individuals with the stated earnings and years of service.

         As of December 31, 1996, Russell F. Gervais, the only eligible executive officer named in the Summary Compensation Table, had seven years of credited service under the Plastics Pension Plan.

Certain Employment Agreements

         Certain executive officers and other key employees of Containers and Plastics (including Messrs. Beam and Gervais) have executed employment agreements. The initial term of each such employment agreement is generally three years from its effective date and is automatically extended for successive one year periods unless terminated pursuant to the terms of such agreement.
Generally, these employment agreements provide for, among other things, a minimum severance benefit equal to the employee's base salary and benefits for, in most cases, a period of one year following termination (or the remainder of the term of the agreement, if longer) (i) if the employee is terminated by his employer for any reason other than disability or for cause as specified in the agreement or (ii) if the employee voluntarily terminates employment due to a demotion and, in some cases, significant relocation, all as specified in the agreement.

         The foregoing summaries of the various benefit plans and agreements of the Company are qualified by reference to such plans and agreements, copies of certain of which have been filed as exhibits to this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

         Silgan did not have a Compensation Committee during 1996. The compensation of Messrs. Silver, Horrigan, Rankin and Rodriguez was paid by S&H, which was paid by Holdings and the Company for providing certain management services to Holdings and the Company pursuant to the Management Agreements (as defined in "Certain Relationships and Related Transactions--Management Agreements"). See "Certain Relationships and Related Transactions--Management Agreements". The compensation of all other executive officers of Holdings and the Company was determined by the senior management of Holdings and the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Certain Beneficial Owners of Silgan's Capital Stock

         All of the outstanding shares of common stock of Silgan, consisting of one share of Class A Common Stock, par value $.01 per share (the "Class A Stock"), and one share of Class B Common Stock, par value $.01 per share (the "Class B Stock"), are owned by Holdings. Holdings' address is 4 Landmark Square, Stamford, CT 06901.

Certain Beneficial Owners of Holdings' Capital Stock

         The following table sets forth, as of February 28, 1997, certain information with respect to the beneficial ownership by certain persons of outstanding shares of capital stock of Holdings. Except as otherwise described below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned.

                                                 Number of Shares of              Percentage Ownership of
                                             Holdings Common Stock Owned         Holdings Common Stock<F1>
                                             ---------------------------         -------------------------

R. Philip Silver <F2>.....................            3,576,545                           18.96%
D. Greg Horrigan <F2>.....................            3,576,545                           18.96%
Robert H. Niehaus <F3>....................                --                                --
Leigh J. Abramson <F3>....................                --                                --
Harley Rankin, Jr. <F4>...................              233,012                            1.22%
James D. Beam <F5>........................              584,809                            3.01%
Russell F. Gervais <F6>...................               80,728                              *
The Morgan Stanley Leveraged Equity
  Fund II, L.P. <F7>......................            5,835,842                           30.94%
All officers and directors as a group.....            8,735,191                           42.73%

-------------------

<F1> An asterisk  denotes  beneficial  ownership  of 1% or less of the  Holdings
     Common Stock.
<F2> Director of Holdings,  Silgan, Containers and Plastics.  Messrs. Silver and
     Horrigan are parties to a voting agreement pursuant to which they have agreed to use their best efforts to vote their shares as a block. In addition, Messrs. Silver and Horrigan share voting and investment power with respect to one (1) share of Holdings Common Stock, which share of Holdings Common Stock is owned by S&H. The address for such person is 4 Landmark Square, Stamford, CT 06901.
<F3> Director of Holdings, Silgan, Containers and Plastics. The address for such person is c/o Morgan Stanley & Co. Incorporated, 1221 Avenue of the Americas, New York, NY 10020.
<F4> Reflects  shares that may be acquired  through the exercise of vested stock options granted pursuant to the Stock Option Plan. See "Executive Compensation--Stock Option Plan". The address for such person is 4 Landmark Square, Stamford, CT 06901.






<F5> Reflects  shares that may be acquired  through the exercise of vested stock options granted pursuant to the Stock Option Plan. See "Executive Compensation--Stock Option Plan". The address for such person is 21800 Oxnard Street, Woodland Hills, CA 91367.
<F6> Reflects  shares that may be acquired  through the exercise of vested stock options granted pursuant to the Stock Option Plan. See "Executive Compensation--Stock Option Plan". The address for such person is 14515 N. Outer Forty, Chesterfield, MO 63017.
<F7> The address for The Morgan Stanley  Leveraged Equity Fund II, L.P., is 1221
     Avenue of the Americas, New York, NY 10020.

         See "--Description of Holdings Capital Stock" and "--Description of Stockholders Agreements" for additional information about the capital stock of Holdings, the holders thereof and certain arrangements among them.

Description of Common Stock of Silgan

         Under Silgan's Restated Certificate of Incorporation, Silgan has authority to issue 1,000 shares of Class A Stock, 1,000 shares of Class B Stock and 1,000 shares of Class C Common Stock, par value $.01 per share (the "Class C Stock"). Silgan currently has one share of Class A Stock and one share of Class B Stock outstanding, which shares were issued to Holdings on June 30, 1989 in conjunction with the effectiveness of the 1989 Mergers. No shares of Class C Stock are currently outstanding.


Description of Holdings Capital Stock

  General

         Holdings is incorporated under the laws of the State of Delaware. Under its Certificate of Incorporation, Holdings has authority to issue 100,000,000 shares of Holdings Common Stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. As of February 28, 1997, 18,862,834 shares of Holdings Common Stock were issued and outstanding, 12,988,931 of which are beneficially owned by Messrs. Silver and Horrigan and MSLEF. There are 53,258 shares of Exchangeable Preferred Stock issued and outstanding. All outstanding shares of capital stock are fully paid and nonassessable.

  Common Stock

         Each outstanding share of Holdings Common Stock entitles the holder thereof to one vote on all matters submitted to a vote of stockholders, including the election of directors. There is no cumulative voting in the election of directors; consequently, the holders of a majority of the outstanding shares of Holdings Common Stock can elect all of the directors then standing for election. See "--Description of Stockholders Agreements". Holders of Holdings Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by Holdings' Board of Directors out of funds legally available therefor. In the event of any liquidation, dissolution or winding-up of the affairs of Holdings, holders of Holdings Common Stock will be entitled to share ratably in the assets of Holdings remaining after provision for payment of liabilities to creditors and obligations to holders of preferred stock. Holders of Holdings Common Stock have no preemptive, subscription, redemption or conversion rights and are not liable for further calls or assessments. In addition, any action taken by the holders of Holdings Common Stock must be taken at a meeting and may not be taken by consent in writing, and a special meeting of the stockholders may only be called by the Chairman of the Board or the President of Holdings or by a majority of the Board of Directors of Holdings, and may not be called by the holders of Holdings Common Stock.

  Preferred Stock

         Holdings' Board of Directors, without stockholder authorization, is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the preferences, rights and privileges thereof, including any dividend rights, conversion rights, voting rights, redemption rights and terms of any sinking fund provisions, liquidation preferences, the number of shares constituting a series and the designation of such series. The Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of Holdings Common Stock. Currently, 53,258 shares of Exchangeable Preferred Stock are issued and outstanding. However, prior to July 22, 1997, Holdings intends to exchange its outstanding Exchangeable Preferred Stock for the Exchange Debentures. Holdings has no present plans to issue any additional shares of preferred stock other than shares that may be issued to pay dividend obligations on the Exchangeable Preferred Stock.


Description of Stockholders Agreements

         Holdings, MSLEF II, BTNY and Messrs. Silver and Horrigan are parties to the Stockholders Agreement dated as of December 21, 1993 (as amended, the "Stockholders Agreement") which provides for certain rights and obligations among such stockholders and between such stockholders and Holdings. The following is a summary of the material provisions of the Stockholders Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

         The Stockholders Agreement provides that for a period of eight years after the Offering, MSLEF II shall have the right to demand two separate registrations of its shares of Holdings Common Stock; provided, however, that such demand right will terminate at such time as MSLEF II, together with its affiliates, owns less than five percent of the issued and outstanding shares of Holdings Common Stock. If, at any time or from time to time for a period of eight years after the Offering, Holdings shall determine to register additional shares of Holdings Common Stock (other than in connection with certain non-underwritten offerings), Holdings will offer each of MSLEF II, BTNY and Messrs. Silver and Horrigan the opportunity to register shares of Holdings Common Stock it holds in a "piggyback registration".

         The Stockholders Agreement prohibits the transfer prior to June 30, 1999 by MSLEF II or by Messrs. Silver or Horrigan of Holdings' Common Stock without the prior written consent of the others, except for (i) transfers made in connection with a public offering or a Rule 144 Open Market Transaction (as defined in the Stockholders Agreement), (ii) transfers made to an affiliate, which, in the case of a transfer by MSLEF II to an affiliate, must be an Investment Entity (defined generally to be any person who is primarily engaged in the business of investing in securities of other companies and not taking an active role in the management or operations of such companies), (iii) certain transfers by MSLEF II to an Investment Entity or, in the event of certain defaults under the Management Agreement between S&H and Holdings, to a third party, in each case that comply with certain rights of first refusal granted to the Group (the "Group" is defined generally to mean, collectively, Messrs. Silver and Horrigan and their respective affiliates and certain related family transferees and estates, with Mr. Silver and his affiliates and certain related family transferees and estates being deemed to be collectively one member of the Group, and Mr. Horrigan and his affiliates and certain related family transferees and estates being deemed to be collectively another member of the Group) set forth in the Stockholders Agreement, (iv) certain transfers by either member of the Group to a third party that comply with certain rights of first refusal granted to the other member of the Group and MSLEF II set forth in the Stockholders Agreement, and (v) in the case of MSLEF II, a distribution of all or substantially all of the shares of Holdings' Common

Stock then owned by MSLEF II to the partners of MSLEF II (a "MSLEF Distribution"). Notwithstanding the foregoing, each of Messrs. Silver and Horrigan and MSLEF II may pledge his or its shares of Holdings' Common Stock to a lender or lenders reasonably acceptable to Holdings to secure a loan or loans to him or it. In the event of any proposed foreclosure of such pledge, such shares will be subject to certain rights of first refusal set forth in the Stockholders Agreement.

         Concurrent with the Offering, MSLEF II and Messrs. Silver and Horrigan entered into the Stockholders Agreement dated February 14, 1997 (the "Principals Stockholders Agreement"). The Principals Stockholders Agreement provides that
(i) for so long as MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who acquire shares of Holdings Common Stock from MSLEF II in a MSLEF Distribution) hold at least one-half of the number of shares of Holdings Common Stock held by MSLEF II immediately prior to the Offering, each of Messrs. Silver and Horrigan will use his best efforts (including to vote any shares of Holdings Common Stock owned or controlled by him) to cause the nomination and election of two members of the Board of Directors of Holdings to be chosen by MSLEF II; provided, however, that each such nominee shall be either
(a) an employee of Morgan Stanley whose primary responsibility is managing investments for MSLEF II (or a successor or related partnership) or (b) a person reasonably acceptable to the Group not engaged in (as a director, officer, employee, agent or consultant or as a holder of more than five percent of the equity securities of) a business competitive with that of Holdings, and (ii) from and after the time that MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who acquire shares of Holdings Common Stock from MSLEF II in a MSLEF Distribution) hold less than one-half of the number of shares of Holdings Common Stock held by MSLEF II immediately prior to the Offering and until such time that MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who acquire shares of Holdings Common Stock from MSLEF II in a MSLEF Distribution) hold less than five percent (5%) of the outstanding Holdings Common Stock beneficially owned, each of Messrs. Silver and Horrigan will use his best efforts (including to vote any shares of Holdings Common Stock owned or controlled by him) to cause the nomination and election of one member of the Board of Directors of Holdings to be chosen by MSLEF II; provided, however, that such nominee shall be (i) either an employee of Morgan Stanley whose primary responsibility is managing investments for MSLEF II (or a successor or related partnership) or (ii) a person reasonably acceptable to the Group not engaged in (as a director, officer, employee, agent or consultant or as a holder of more than five percent of the equity securities of) a business competitive with that of Holdings.

         In addition, the Principals Stockholders Agreement provides that (i) for so long as the Group holds at least one-half of the number of shares of Holdings Common Stock held by it in the aggregate on the date of this Annual Report on Form 10-K, MSLEF II will use its best efforts (including to vote any shares of Holdings Common Stock owned or controlled by it) to cause the nomination and election of two individuals nominated by the holders of a majority of the shares of Holdings Common Stock held by the Group as members of the Board of Directors of Holdings; provided, however, that at least one of such nominees shall be Mr. Silver or Mr. Horrigan and the other person, if not Mr. Silver or Mr. Horrigan, will be a person reasonably acceptable to MSLEF II, so long as MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who may acquire shares of Holdings Common Stock from MSLEF II in a MSLEF Distribution) hold at least one-half of the number of shares of Holdings Common Stock held by MSLEF II immediately prior to the Offering, (ii) from and after the time that the Group holds less than one-half of the number of shares of Holdings Common Stock held by it in the aggregate on the date hereof and until such time that the Group holds less than five percent (5%) of the outstanding Holdings Common Stock beneficially owned, MSLEF II will use its best efforts (including to vote any shares of Holdings Common Stock owned or controlled by it) to cause the nomination and election of one individual nominated by the holders of a majority of the shares of Holdings Common Stock held by the Group as a member of the Board of Directors of Holdings;

provided, however, that such nominee shall be Silver or Horrigan or, if not Silver or Horrigan, a person reasonably acceptable to MSLEF II, so long as MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who acquire shares of Holdings Common Stock from MSLEF II in a MSLEF Distribution) hold at least one-half of the number of shares of Holdings Common Stock held by MSLEF II immediately prior to the Offering, and (iii) so long as the Group holds at least one-half of the number of shares of Holdings Common Stock held by it in the aggregate on the date of this Annual Report on form 10-K, the Group will have the right to nominate for election all directors of Holdings other than the directors referred to above in this paragraph and in the preceding paragraph, and upon such nomination by the Group such nominees will stand for election to Holdings' Board of Directors in accordance with Holdings' Restated Certificate of Incorporation, and MSLEF II will vote all shares of Holdings Common Stock owned or controlled by it and its affiliates against any director standing for election for Holdings' Board of Directors that has not been nominated by the Group, other than the directors referred to above in this paragraph and in the preceding paragraph.

         The Principals Stockholders Agreement further provides that MSLEF II will vote all shares of Holdings Common Stock held by it against any unsolicited merger, or sale of Holdings' business or assets, if such transaction is opposed by the holders of a majority of the shares of Holdings Common Stock held by the Group, unless as of the applicable record date for such vote, the Group holds less than ninety percent of the number of shares of Holdings Common Stock held by it in the aggregate at the date of this Annual Report on Form 10-K.

         The foregoing provisions of the Principals Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of the Company and preventing the stockholders from receiving a premium for their shares of Holdings Common Stock in any proposed acquisition of the Company.


Item 13.  Certain Relationships and Related Transactions.

Management Agreements

         Holdings, Silgan, Containers and Plastics each entered into an amended and restated management services agreement dated as of December 21, 1993 (collectively, the "Management Agreements") with S&H to replace in its entirety its then existing management services agreement, as amended, with S&H. Pursuant to the Management Agreements, S&H provided Holdings, Silgan, Containers and Plastics and their respective subsidiaries with general management and administrative services (the "Services"). The Management Agreements provided for payments to S&H (i) on a monthly basis, of $5,000 plus an amount equal to 2.475% of consolidated earnings before depreciation, interest and taxes of Holdings and its subsidiaries ("Holdings EBDIT"), for such calendar month until Holdings EBDIT for the calendar year shall have reached an amount set forth in the Management Agreements for such calendar year (the "Scheduled Amount") and 1.65% of Holdings EBDIT for such calendar month to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than an amount (the "Maximum Amount") set forth in the Management Agreements and (ii) on a quarterly basis, of an amount equal to 2.475% of Holdings EBDIT for such calendar quarter until Holdings EBDIT for the calendar year shall have reached the Scheduled Amount and 1.65% of Holdings EBDIT for such calendar quarter to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than the Maximum Amount (the "Quarterly Management Fee"). The Scheduled Amount was $83.5 million for the calendar year 1996, and the Maximum Amount was $98.101 million for the calendar year 1996. The Management Agreements provided that upon receipt by Silgan of a notice from Bankers Trust that certain events of default under the Credit Agreement have occurred, the Quarterly Management Fee shall continue to accrue, but shall not be paid to S&H until the fulfillment of certain conditions, as set forth in the Management Agreements.

         Additionally, the Management Agreements provided that Holdings, Silgan, Containers, Plastics and their respective subsidiaries shall reimburse S&H, on a monthly basis, for all out-of-pocket expenses paid by S&H in providing the Services, including fees and expenses to consultants, subcontractors and other third parties, in connection with such Services. All fees and expenses paid to S&H under each of the Management Agreements were credited against amounts paid to S&H under the other Management Agreements. Under the terms of the Management Agreements, Holdings, Silgan, Containers and Plastics had agreed, subject to certain exceptions, to indemnify S&H and its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any losses, damages, costs and expenses they may sustain arising in connection with the Management Agreements.

         The Management Agreements also provided that S&H may select a consultant, subcontractor or agent to provide the Services. S&H retained Morgan Stanley to render financial advisory services to S&H. In connection with such retention, S&H agreed to pay Morgan Stanley a fee equal to 9.1% of the fees paid to S&H under the Management Agreements.

         Concurrent with the Offering, each of Holdings, Silgan, Containers and Plastics entered into an amended and restated management services agreement (collectively, the "New Management Agreements") with S&H to replace in their entirety the Management Agreements. The New Management Agreements contain substantially the same terms as the Management Agreements, except that after the initial term of the New Management Agreements (which continues until June 30,
1999), the New Management Agreements will be automatically renewed for successive one-year terms unless either party gives written notice at least 180 days prior to the end of the then current term of its election not to renew. The independent directors of Holdings will determine on behalf of the companies whether to give such written notice not to renew. The New Management Agreements may be terminated (i) at the option of each of the respective companies upon the failure or refusal of S&H to perform its obligations under the New Management Agreements, if such failure or refusal continues unremedied for more than 60 days after written notice of its existence shall have been given; (ii) at the option of S&H upon the failure or refusal of any of the respective companies to perform its obligations under the New Management Agreements, if such failure or refusal continues unremedied for more than 60 days after written notice of its existence shall have been given; (iii) at the option of S&H or the respective companies (a) if S&H or one of the companies is declared insolvent or bankrupt or a voluntary bankruptcy petition is filed by any of them, (b) upon the occurrence of any of the following events with respect to S&H or one of the companies if not cured, dismissed or stayed within 45 days: the filing of an involuntary petition in bankruptcy, the appointment of a trustee or receiver or the institution of a proceeding seeking a reorganization, arrangement, liquidation or dissolution, (c) if S&H or one of the companies voluntarily seeks a reorganization or arrangement or makes an assignment for the benefit of creditors or (d) upon the death or permanent disability of both of Messrs. Silver and Horrigan; (iv) upon at least 180 days prior written notice at the option of each of the respective companies for any reason; (v) upon at least 180 days prior written notice at the option of S&H for any reason other than Cause or a Change of Control (each as defined in the New Management Agreements); (vi) at the option of S&H after a Change of Control; (vii) at the option of the respective companies in the event of criminal conduct or gross negligence by S&H in the performance of the Services; or (viii) at the option of S&H or the respective companies upon the termination of any of the New Management
Agreements for Cause (as defined therein). The New Management Agreements prohibit S&H from competing with the Company during the term thereof and, only if S&H terminates the New Management Agreements pursuant to clause (v) above, for a period of one year after such termination. The New Management Agreements provide that, in the event that they are terminated pursuant to clause (iv) above, each of the respective companies will be required to pay to S&H the present value of the amount of the payments that would have been payable to S&H thereunder through the end of the initial term or renewed term, as the case may be, thereof. In addition, under the New Management Agreements the Scheduled Amount is $89.5 million, $95.5 million and $101.5 million for the calendar years 1997, 1998 and 1999, respectively, and the Maximum Amount is $100.504 million, $102.964 million and $105.488 million for the calendar years 1997, 1998 and 1999, respectively. For the calendar year 2000, the Scheduled Amount and the Maximum Amount is $108.653 million, and for each calendar year thereafter the Scheduled Amount and Maximum Amount increases by 3% from that of the previous year.

         The Company believes that it is difficult to determine whether the Management Agreements were, and whether the New Management Agreements are, on terms no less favorable than those available from unaffiliated parties because of the personal nature of the services provided thereunder and the expertise and skills of the individuals providing such services. The Company believes that arrangements under the Management Agreements were, and that the arrangements under the New Management Agreements are, fair to both parties.

         For the years ended December 31, 1996, 1995 and 1994, under the Management Agreements, S&H earned aggregate fees, including reimbursable expenses and fees payable to Morgan Stanley, of $5.3 million, $5.4 million and $5.0 million, respectively, from Holdings, Silgan, Containers and Plastics, and during 1996, 1995 and 1994 Morgan Stanley earned fees of $425,000, $409,000 and $383,000, respectively.

Other

         In connection with the refinancings of the Company's bank credit agreement in 1995 and 1993, the banks thereunder (including Bankers Trust) received certain fees amounting to $17.2 million and $8.1 million in 1995 and 1993, respectively. In connection with a recent amendment to the Credit Agreement in May 1996, the banks thereunder (including Bankers Trust) received certain fees amounting to $1.6 million. In connection with the Preferred Stock Sale, Morgan Stanley, which acted as the placement agent in connection therewith, received certain fees amounting to $1.8 million. Morgan Stanley acted as one of the several underwriters in connection with the Offering and received fees of approximately $1.2 million in connection therewith. See "Security Ownership of Certain Beneficial Owners and Management--Certain Beneficial Owners of Holdings' Capital Stock" for a description of the ownership by MSLEF II, an affiliate of Morgan Stanley, of certain securities of Holdings.

         Messrs. Silver and Horrigan, BTNY, MSLEF II and Holdings are parties to the Stockholders Agreement, which provides for certain rights and obligations among them and between them and Holdings. See "Security Ownership of Certain Beneficial Owners and Management--Description of Stockholders Agreements".

         In the event that the Company enters into any future transactions with any of its affiliates, the Company expects to enter into any such transactions on terms no less favorable than those available from unaffiliated parties.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)

Financial Statements:


Report of Independent Auditors...........................................  F-1

Consolidated Balance Sheets at December 31, 1996 and 1995................  F-2

Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994..................................  F-3

Consolidated Statements of Common Stockholder's Equity (Deficit) for
       the years ended December 31, 1996, 1995 and 1994..................  F-4

Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994..................................  F-5

Notes to Consolidated Financial Statements...............................  F-7


Schedules:

I.     Condensed Financial Information of Silgan Corporation:
           Condensed Balance Sheets at December 31, 1996 and 1995........  F-31
           Condensed Statements of Operations for the years ended
              December 31, 1996, 1995 and 1994...........................  F-32
           Condensed Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994...........................  F-33

II.    Schedules of Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994........................  F-34


All other financial statements and schedules not listed have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits:

Exhibit
Number                                 Description
-------                                -----------

    3.1 Restated Certificate of Incorporation of Silgan, as amended (incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200).

    3.2 By-laws of Silgan (incorporated by reference to Exhibit 3(ii) filed with the Company's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No.
                  33-18719).

    3.3 Restated Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.1 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

    3.4 Amended and Restated By-laws of Holdings (incorporated by reference to Exhibit 3.2 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

    4.1 Indenture dated as of June 29, 1992, between Silgan and Fleet National Bank, as Trustee, with respect to the 11-3/4% Notes (incorporated by reference to Exhibit 1 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33- 46499).

    4.2 Indenture, dated as of June 29, 1992, between Holdings and Fleet National Bank, as trustee, with respect to the Discount Debentures (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-47632).

    4.3 Silgan Holdings Inc. Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13-1/4% Cumulative Exchangeable Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K dated August 2, 1996, Commission File No. 33-28409).

    4.4 Form of Silgan's 11-3/4% Senior Subordinated Notes due 2002 (incorporated by reference to Exhibit 4.5 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

    4.5 Form of Holdings' 13-1/4% Senior Discount Debentures Due 2002 (incorporated by reference to Exhibit 4.4 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

    4.6 Registration Rights Agreement, dated July 22, 1996, between Holdings and Morgan Stanley (incorporated by reference to Exhibit 5 filed with Holdings' Current Report on Form 8-K dated August 2, 1996, Commission File No. 33-28409).

Exhibit
Number                                 Description
-------                                -----------

    4.7 Form of Holdings' 13-1/4% Cumulative Exchangeable Redeemable Preferred Stock Certificate (incorporated by reference to
                  Amendment No. 1 to Holdings' Registration Statement on Form S-4, dated September 9, 1996, Commission File No. 333-9979).

    4.8 Indenture, dated as of July 22, 1996, between Holdings and Fleet National Bank, as Trustee, with respect to the Exchange Debentures (incorporated by reference to Exhibit 4.10 filed with Holdings' Amendment No. 2 to Registration Statement on Form S-4, dated October 31, 1996, Registration Statement No. 33-9979).

    4.9 Form of Holdings' Subordinated Debentures due 2006 (incorporated by reference to Exhibit 4.11 filed with Holdings' Amendment No. 2 to Registration Statement on Form S-4, dated October 31, 1996, Registration Statement No. 33-9979).

   10.1 Supply Agreement between Containers and Nestle for Hanford, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xi) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.2 Amendment to Supply Agreement for Hanford, California, dated July 1, 1990 (incorporated by reference to Exhibit 10.31 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.3 Supply Agreement between Containers and Nestle for Riverbank, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.4 Supply Agreement between Containers and Nestle for Morton, Illinois, effective August 31, 1987 (incorporated by reference to Exhibit 10(vii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.5 Amendment to Supply Agreement for Morton, Illinois, dated July 1, 1990 (incorporated by reference to Exhibit 10.36 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.6 Supply Agreement between Containers and Nestle for Ft. Dodge, Iowa, effective August 31, 1987 (incorporated by reference to
                  Exhibit 10(xiv) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

Exhibit
Number                                 Description
-------                                ------------

   10.7 Amendment to Supply Agreement for Ft. Dodge, Iowa, dated March 1, 1990 (incorporated by reference to Exhibit 10.38 filed with Silgan's Registration statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.8 Supply Agreement between Containers and Nestle for St. Joseph, Missouri, effective August 31, 1987 (incorporated by reference to Exhibit 10(xvii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.9 Amendment to Supply Agreement for St. Joseph, Missouri, dated March 1, 1990 (incorporated by reference to Exhibit 10.42 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.10 Supply Agreement between Containers and Nestle for Trenton, Missouri, effective August 31, 1987 (incorporated by reference to Exhibit 10(xviii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.11 Amendment to Supply Agreement for Trenton, Missouri, dated March 1, 1990 (incorporated by reference to Exhibit 10.44 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.12 Supply Agreement between Containers and Nestle for Moses Lake, Washington, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.13 Amendment to Supply Agreement for Moses Lake, Washington, dated March 1, 1990 (incorporated by reference to Exhibit
                  10.51 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.14 Supply Agreement between Containers and Nestle for Jefferson, Wisconsin, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxiii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.15 Amendment to Supply Agreement for Jefferson, Wisconsin, dated March 1, 1990 (incorporated by reference to Exhibit 10.53 filed with Silgan's Registration Statement on

Exhibit
Number                                 Description
-------                                -----------

                  Form S-1,  dated March 18, 1992,  Registration  Statement  No.
                  33-46499)   (Portions   of  this   Exhibit   are   subject  to
                  confidential treatment pursuant to order of the Commission).

   10.16 Amendment to Supply Agreements, dated November 17, 1989 for Ft. Dodge, Iowa; Hillsboro, Oregon; Jefferson, Wisconsin; St. Joseph, Missouri; and Trenton, Missouri (incorporated by reference to Exhibit 10.49 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  #10.17 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration
                  Statement No. 33-18719).

  #10.18 Employment Agreement, dated as of September 1, 1989, between Silgan, InnoPak Plastics Corporation (Plastics), Russell F. Gervais and Aim Packaging, Inc. (incorporated by reference to
                  Exhibit 5 filed with Silgan's Report on Form 8-K, dated March 15, 1989).

  #10.19 InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

  #10.20 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

  #10.21 Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  #10.22 Form of Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   10.23          Stockholders  Agreement,  dated as of December 21, 1993, among
                  R. Philip  Silver,  D. Greg  Horrigan,  MSLEF II, BTNY,  First
                  Plaza and Holdings (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  #10.24 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Holdings (incorporated by reference to Exhibit 10.24 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

Exhibit
Number                                 Description
-------                                -----------

  #10.25 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Silgan (incorporated by reference to Exhibit 10.25 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  #10.26 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Containers (incorporated by reference to Exhibit 10.26 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  #10.27 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Plastics (incorporated by reference to Exhibit 10.27 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   10.28 Purchase Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8- K, dated January 5, 1994, Commission File No. 33-28409).

   10.29 Amendment to Purchase Agreement, dated as of December 10, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

   10.30 Supply Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit
                  10.118 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

   10.31 Amendment to Supply Agreement, dated as of December 21, 1993, between Containers and Del Monte (incorporated by reference to
                  Exhibit 10.119 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

   10.32 Credit Agreement, dated as of August 1, 1995, among Silgan, Containers, Plastics, the lenders from time to time party thereto, Bankers Trust, as Administrative Agent and as a Co-Arranger, and Bank of America Illinois, as Documentation Agent and as a Co-Arranger (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

   10.33 Amended and Restated Holdings Guaranty, dated as of August 1, 1995, made by Holdings (incorporated by reference to Exhibit 4 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

Exhibit
Number                                 Description
-------                                -----------

   10.34 Amended and Restated Borrowers Guaranty, dated as of August 1, 1995, made by Silgan, Containers, Plastics, California-Washington Can Corporation and SCCW Can Corporation (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

   10.35 Amended and Restated Security Agreement dated as of June 18, 1992, among Plastics, Containers and Bankers Trust (incorporated by reference to Exhibit 8 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

   10.36 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Holdings (incorporated by reference to Exhibit 7 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

   10.37 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Silgan (incorporated by reference to Exhibit 5 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

   10.38 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Containers and Plastics (incorporated by reference to Exhibit 6 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

   10.39 Asset Purchase Agreement, dated as of June 2, 1995, between ANC and Containers (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8- K, dated August 14, 1995, Commission File No. 33-28409).

   10.40 Underwriting Agreement, dated as of February 13, 1997, among Holdings, Silgan, Containers, Plastics, MSLEF II, BTNY and the underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.40 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   10.41 Placement Agreement between Holdings and Morgan Stanley, dated July 17, 1996 (incorporated by reference to Exhibit 6 filed with Holdings' Current Report on Form 8-K dated August 2, 1996, Commission File No. 33-28409).

   10.42 Amendment to Stockholders Agreement, dated as of February 14, 1997, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY and Holdings (incorporated by reference to Exhibit 10.42 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   21             Subsidiaries of the Registrant  (incorporated  by reference to
                  Exhibit 21 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-11200).

  *27             Financial Data Schedule.

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1996.


--------------------
*        Filed herewith
# Indicates a management contract or compensatory plan or arrangement in accordance with Section (a)3. of Item 14 of Form 10-K.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SILGAN CORPORATION



Date:  March 27, 1997                  By   /s/ R. Philip Silver
                                            _________________________
                                            R. Philip Silver
                                            Chairman of the Board and Co-Chief
                                            Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                           Date
---------                             -----                           ----


                              Chairman of the Board and
/s/ R. Philip Silver          Co-Chief Executive Officer
________________________     (Principal Executive Officer)        March 27, 1997
(R. Philip Silver)



/s/ D. Greg Horrigan          President, Co-Chief Executive
________________________           Officer and Director           March 27, 1997
(D. Greg Horrigan)



/s/ Robert H. Niehaus
________________________              Director                    March 27, 1997
(Robert H. Niehaus)



/s/ Leigh J. Abramson
________________________              Director                    March 27, 1997
(Leigh J. Abramson)



                              Executive Vice President, Chief
/s/ Harley Rankin, Jr.        Financial Officer and Treasurer
________________________       (Principal Financial Officer)      March 27, 1997
(Harley Rankin, Jr.)



                               Vice President, Controller and
/s/ Harold J. Rodriguez, Jr.        Assistant Treasurer
________________________       (Principal Accounting Officer)     March 27, 1997
(Harold J. Rodriguez, Jr.)

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
Silgan Corporation


     We have audited the accompanying consolidated balance sheets of Silgan Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, common stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             /s/ Ernst & Young LLP
Stamford,  Connecticut
January 31, 1997, except for Note 21,
as to which date is February 20, 1997

                               SILGAN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                             (Dollars in thousands)

                                                          1996          1995
                                                          ----          ----
Assets
Current assets:
  Cash and cash equivalents ........................    $    947     $  2,092
  Accounts receivable, less allowances for
   doubtful accounts of $4,045 and $4,843 for
   1996 and 1995, respectively .....................     101,436      109,929
  Inventories ......................................     195,981      210,471
  Prepaid expenses and other current assets ........       7,329        5,731
                                                        --------     --------
      Total current assets .........................     305,693      328,223

Property, plant and equipment, net .................     499,781      487,301
Goodwill, net ......................................      57,885       43,562
Other assets .......................................      37,010       29,637
                                                        --------     --------
                                                        $900,369     $888,723
                                                        ========     ========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Trade accounts payable ...........................    $122,623     $138,195
  Accrued payroll and related costs ................      41,649       32,805
  Accrued interest payable .........................       9,175        4,358
  Accrued expenses and other current liabilities ...      34,614       43,062
  Bank working capital loans .......................      27,800        7,100
  Current portion of long-term debt ................      38,427       28,140
                                                        --------     --------
      Total current liabilities ....................     274,288      253,660

Long-term debt .....................................     634,843      549,610
Deferred income taxes ..............................        --          3,017
Other long-term liabilities ........................      75,997       69,576

Stockholder's Equity:
  Common stock ($0.01 par value per share;
    3,000 shares authorized, 2 shares issued) ......        --           --
  Additional paid-in capital .......................      91,235       73,635
  Accumulated Deficit ..............................    (175,994)     (60,775)
                                                        --------     --------
      Total stockholder's equity (deficit) .........     (84,759)      12,860
                                                        --------     --------
                                                        $900,369     $888,723
                                                        ========     ========

                             See accompanying notes.

                               SILGAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                  1996        1995       1994
                                                  ----        ----       ----

Net sales ..................................   $1,405,742  $1,101,905  $861,374

Cost of goods sold .........................    1,222,976     970,491   748,290
                                               ----------  ----------  --------

     Gross profit ..........................      182,766     131,414   113,084

Selling, general and administrative expenses       58,056      45,734    37,160

Reduction in carrying value of assets ......         --        14,745    16,729
                                               ----------  ----------  --------

     Income from operations ................      124,710      70,935    59,195

Interest expense and other related
  financing costs ..........................       71,491      52,462    36,142
                                               ----------  ----------  --------

     Income before income taxes ............       53,219      18,473    23,053

Income tax provision .......................       20,900       8,700    11,000
                                               ----------  ----------  --------

     Income before extraordinary charges ...       32,319       9,773    12,053

Extraordinary charges relating to early
  extinguishment of debt, net of taxes .....         --        (2,967)     --
                                               ----------  ----------  --------

     Net income ............................   $   32,319  $    6,806  $ 12,053
                                               ==========  ==========  ========











                             See accompanying notes.

                               SILGAN CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                                       Total
                                             Additional    Accum-  stockholder's
                                     Common    paid-in     ulated      equity
                                      stock    capital     Deficit    (deficit)
                                      -----    -------     -------    ---------

Balance at December 31, 1993 ......   $ --     $64,135   $ (11,332)   $  52,803

Tax benefit realized from Parent ..     --       5,400        --          5,400

Payments to former shareholders ...     --        --        (6,911)      (6,911)

Net income ........................     --        --        12,053       12,053
                                      ------   -------   ---------    ---------

Balance at December 31, 1994 ......     --      69,535      (6,190)      63,345

Tax benefit realized from Parent ..     --       4,100        --          4,100

Distribution to Parent ............     --        --       (57,596)     (57,596)

Payments to former shareholders ...     --        --        (3,795)      (3,795)

Net income ........................     --        --         6,806        6,806
                                      ------   -------   ---------    ---------

Balance at December 31, 1995 ......     --      73,635     (60,775)      12,860

Tax benefit realized from Parent ..     --      17,600        --         17,600

Distribution to Parent ............     --        --      (147,538)    (147,538)

Net income ........................     --        --        32,319       32,319
                                      ------   -------   ---------    ---------

Balance at December 31, 1996 ......   $ --     $91,235   $(175,994)   $ (84,759)
                                      ======   =======   =========    =========







                             See accompanying notes.

                               SILGAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                                   1996        1995        1994
                                                   ----        ----        ----

Cash flows from operating activities:
   Net income ................................  $ 32,319   $   6,806   $ 12,053
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation ..........................    54,830      42,217     35,392
       Amortization ..........................     7,848       7,488      6,404
       Reduction in carrying value of assets .      --        14,745     16,729
       Contribution by Parent for federal
         income tax provision ................    17,600       4,100      5,400
       Extraordinary charge relating to early
         extinguishment of debt ..............      --         4,943       --
       Changes in assets and liabilities, net
         of effect of acquisitions:
            Decrease (increase) in accounts
               receivable ....................    15,102      (1,011)   (21,267)
            Decrease (increase) in inventories    20,348      10,852    (16,741)
            (Decrease) increase in trade
               accounts payable ..............   (17,145)     43,108      4,478
            Net working capital provided by AN
              Can from 8/1/95 to 12/31/95 ....      --        85,213       --
            Other, net (decrease) increase ...      (836)     (8,825)     4,887
                                                --------   ---------   --------
                Total adjustments ............    97,747     202,830     35,282
                                                --------   ---------   --------
       Net cash provided by operating
         activities ..........................   130,066     209,636     47,335
                                                --------   ---------   --------

Cash flows from investing activities:
   Acquisition of businesses .................   (43,043)   (348,762)       519
   Capital expenditures ......................   (56,851)    (51,897)   (29,184)
   Proceeds from sale of assets ..............     1,557       3,541        765
                                                --------   ---------   --------
       Net cash used in investing activities .  $(98,337)  $(397,118)  $(27,900)
                                                --------   ---------   --------



                        Continued on following page.

                               SILGAN CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                                  1996        1995        1994
                                                  ----        ----        ----

Cash flows from financing activities:
   Borrowings under working capital loans ..   $952,050    $669,260    $393,250
   Repayments under working capital loans ..   (931,350)   (674,760)   (382,850)
   Proceeds from issuance of long-term debt     125,000     450,000        --
   Repayments of long-term debt ............    (29,480)   (176,910)    (20,464)
   Distribution to Parent ..................   (147,538)    (57,596)       --
   Debt financing costs ....................     (1,556)    (19,290)       --
   Payments to former shareholders .........       --        (3,795)     (6,911)
                                               --------    --------    --------
       Net cash (used) provided by financing
         activities ........................    (32,874)    186,909     (16,975)
                                               --------    --------    --------

Net (decrease) increase in cash and
  cash equivalents .........................     (1,145)       (573)      2,460

Cash and cash equivalents at
  beginning of year ........................      2,092       2,665         205
                                               --------    --------    --------

Cash and cash equivalents at
  end of year ..............................   $    947    $  2,092    $  2,665
                                               ========    ========    ========


Supplementary data:
     Interest paid .........................   $ 63,251    $ 45,293    $ 30,718
     Income tax (refunds) payments, net ....     (4,836)      8,967       2,588








                             See accompanying notes.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


1.  Basis of Presentation

Silgan Corporation ("Silgan" or the "Company"), a corporation which was formed in 1987 to acquire interests in various packaging manufacturers, is a wholly-owned subsidiary of Silgan Holdings Inc. ("Holdings" or the "Parent"). The Parent is a company controlled by Silgan management and The Morgan Stanley Leveraged Equity Fund II, L. P. ("MSLEF II"), an affiliate of Morgan Stanley & Co., Incorporated ("MS & Co.").

The Company, together with its wholly-owned operating subsidiaries Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), is predominantly engaged in the manufacture and sale of steel and aluminum containers for human and pet food products. The Company also manufactures custom designed plastic containers used for health and personal care products, specialty packaging items including metal caps and closures, and plastic bowls and paper containers used by processors in the food industry. Principally, all of the Company's businesses are based in the United States. Foreign subsidiaries are not significant to the consolidated results of operations or financial position of the Company.


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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments having original maturities of three months or less from the time of purchase. The carrying values of these assets approximate their fair values. As a result of the Company's cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $49.6 million at December 31, 1996 and $30.0 million at December 31, 1995 are included in trade accounts payable.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


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

Long-Lived Assets

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by the assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of assets to their carrying amount. There were no impairment losses recognized during 1996.

Other Assets

Other assets consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (5 to 10 years). Other intangible assets are amortized over their expected useful lives using the straight-line method.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


2.  Summary of Significant Accounting Policies  (continued)

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". The provision for income taxes includes federal, state, and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. As provided under SFAS No. 109, the Company recognizes a deferred tax benefit from the losses of Holdings which is reflected as a contribution to additional paid-in capital.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995, effective for the 1996 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or may continue to follow the accounting method as prescribed under APB No. 25, "Accounting for Stock Issued to Employees". The Company has chosen to continue to recognize compensation expense in accordance with APB No. 25.

Derivative Financial Instruments

The Company's use of derivative financial instruments is limited to interest rate swap agreements which assist in managing exposure to adverse movement in interest rates on a portion of its indebtedness. The Company does not utilize financial instruments for speculative purposes. The difference between amounts to be paid or received on interest rate swap agreements are recorded as adjustments to interest expense. The methods and assumptions used to estimate fair values of these and other debt instruments reflected in the financial statements are discussed in Note 10.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, as well as footnote disclosures in the financial statements. Actual results may differ from those estimates.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


3.  Acquisitions

On October 9, 1996, the Company acquired substantially all of the assets of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), a metal food container manufacturer, which had net sales of $48.8 for its fiscal year ended June 29, 1996. The purchase price was $29.9 million (including net working capital of $8.0 million) and was primarily allocated to property, plant, and equipment, and net working capital acquired based on fair market value as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $5.2 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

On August 1, 1995, Containers acquired from American National Can Company ("ANC") substantially all of the fixed assets and working capital, and assumed certain specified limited liabilities, of ANC's Food Metal & Specialty business ("AN Can"), which manufactures, markets and sells metal food containers and rigid plastic containers for a variety of food products and metal caps and closures for food and beverage products. The final purchase price for the assets acquired and the assumption of certain specified liabilities was $362.0 million (including $13.1 million paid in 1996). The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values. The purchase price allocation was adjusted in 1996 for differences between the actual and preliminary valuations for the asset appraisals and for projected employee benefit costs as well as for a revision in estimated costs of plant rationalizations, administrative workforce reductions, the related recognition of a deferred tax asset, and various other acquisition liabilities. The final purchase price allocation resulted in an adjustment to increase goodwill by $10.7 million. The aggregate excess of the purchase price over the fair value of the assets acquired and liabilities assumed for AN Can was $25.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

The Finger Lakes and AN Can acquisitions were accounted for using the purchase method of accounting and accordingly, the results of operations for Finger Lakes and AN Can have been included in the consolidated financial statements of the Company from the dates of acquisition.

Set forth below are the Company's summary unaudited pro forma results of operations for the year ended December 31, 1995, giving effect to the acquisition of AN Can. The summary unaudited pro forma results of operations include the historical results of the Company and AN Can and reflect the effect of purchase accounting adjustments based on appraisals and valuations, the financing of the acquisition of AN Can by the Company, the refinancing of the Company's related debt obligations, and certain other adjustments as if these events occurred as of the beginning of 1995. Pro forma results of operations for Finger Lakes have not been presented for 1996 or included in the 1995 summary unaudited pro forma results of operations since the impact of such acquisition was not significant.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


3.  Acquisitions  (continued)

The pro forma results of operations do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with the Company's existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. The pro forma information does not purport to represent what the Company's results of operations actually would have been if the operations were combined as of January 1, 1995, or to project the Company's results of operations for any future period:

                                                    1995
                                                    ----
                                            (Dollars in thousands)

             Net sales .....................   $ 1,404,382
             Income from operations ........        94,008(1)
             Income before income taxes.....        27,666
             Net income ....................        15,266


(1) Included in pro forma income from operations for the year ended December 31, 1995 is a charge of $14.7 million to adjust the carrying value of certain underutilized machinery and equipment at Silgan facilities (existing prior to the AN Can acquisition) to net realizable value.


4.  Inventories

The components of inventories at December 31, 1996 and 1995 consist of the following:

                                                     1996        1995
                                                     ----        ----
                                                  (Dollars in thousands)

      Raw materials ...........................   $ 40,280    $ 46,027
      Work-in-process .........................     27,861      24,869
      Finished goods ..........................    116,498     135,590
      Spare parts and other ...................      7,771       6,344
                                                  --------    --------
                                                   192,410     212,830
      Adjustment to value inventory
         at cost on the LIFO method............      3,571      (2,359)
                                                  --------    --------
                                                  $195,981    $210,471
                                                  ========    ========

The amount of inventory recorded on the first-in first-out method at December 31, 1996 and 1995 was $19.8 million and $17.6 million, respectively.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 1996 and 1995 consist of the following:
                                                     1996        1995
                                                     ----        ----
                                                  (Dollars in thousands)

      Land ....................................   $  6,425    $  6,355
      Buildings and improvements ..............     79,923      68,860
      Machinery and equipment .................    621,232     584,526
      Construction in progress ................     49,771      33,764
                                                  --------    --------
                                                   757,351     693,505
      Accumulated depreciation and amortization   (257,570)   (206,204)
                                                  --------    --------
            Property, plant and equipment, net    $499,781    $487,301
                                                  ========    ========

For the years ended December 31, 1996, 1995, and 1994, depreciation expense was $54.8 million, $42.2 million and $35.4 million, respectively. The total amount of repairs and maintenance expense was $32.0 million in 1996, $26.9 million in 1995 and $19.9 million in 1994.

In 1995 and 1994, based on a review of depreciable assets, the Company determined that certain adjustments were necessary to properly reflect net fixed asset realizable values. In 1995, the Company recorded a write-down of $14.7 million for the excess of carrying value over estimated realizable value of machinery and equipment at existing facilities which had become underutilized due to excess capacity. In 1994, charges of $16.7 million were recorded which included $2.6 million to write-down the excess carrying value over estimated realizable value of various plant facilities held for sale and $14.1 million for technologically obsolete and inoperable machinery and equipment.


6.  Goodwill

Goodwill amortization charged to operations was $2.0 million in 1996; $1.3 million in 1995; and $1.2 million in 1994. Accumulated amortization of goodwill at December 31, 1996, 1995, and 1994 was $7.0 million; $5.0 million; and $3.7 million, respectively.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


7.  Other Assets

Other assets at December 31, 1996 and 1995 consist of the following:

                                                  1996       1995
                                                  ----       ----
                                               (Dollars in thousands)

            Debt issuance costs ...........     $26,577    $25,021
            Deferred tax asset ............       6,983       --
            Other .........................      11,010     10,202
                                                -------    -------
                                                 44,570     35,223
            Less:  accumulated amortization      (7,560)    (5,586)
                                                -------    -------
                                                $37,010    $29,637
                                                =======    =======

During 1996, the Company capitalized $1.6 million of new debt issuance costs in connection with borrowings used to fund the refinancing of Holdings' 13 1/4% Senior Discount Debentures due 2002 ("Discount Debentures"). As part of the acquisition of AN Can and the related refinancing of its secured debt facilities in 1995, the Company wrote off $4.9 million of unamortized debt issuance costs and capitalized $19.3 million of new debt issuance costs. Amortization expense relating to debt issuance for the years ended December 31, 1996, 1995, and 1994 was $4.0 million, $4.3 million, and $4.6 million, respectively.


8.  Short-Term Borrowings and Long-Term Debt

The Company has a revolving credit facility which it uses to finance its seasonal liquidity needs. As of December 31, 1996 and 1995, the Company had $27.8 million and $7.1 million, respectively, of loans outstanding under the revolving credit facility ("Working Capital Loans").

Long-term debt consists of the following:
                                                  1996       1995
                                                  ----       ----
                                              (Dollars in thousands)

     Bank A Term Loans .....................   $194,554   $220,000
     Bank B Term Loans .....................    343,716    222,750
     11 3/4% Senior Subordinated Notes due
        June 15, 2002 ......................    135,000    135,000
                                               --------   --------
                                                673,270    577,750
     Less: Amounts due within one year .....     38,427     28,140
                                               --------   --------
                                               $634,843   $549,610
                                               ========   ========

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


8.  Short-Term Borrowings and Long-Term Debt  (continued)

The aggregate annual maturities of long-term debt at December 31, 1996 are as follows (in thousands):

                           1997..................    $ 38,427
                           1998..................      53,393
                           1999..................      53,393
                           2000..................     126,112
                           2001..................     155,880
                           2002 and thereafter...     246,065
                                                     --------
                                                     $673,270
                                                     ========

Refinancings

Effective August 1, 1995, the Company, Containers and Plastics entered into a $675.0 million credit agreement (the "Credit Agreement") with various banks to finance the acquisition by Containers of AN Can, to refinance and repay in full all amounts owing under the previous bank credit agreement and the Company's Senior Secured Notes (the "Secured Notes"), and to make a distribution to Holdings in an amount not to exceed $75.0 million for the repurchase of a portion of Holding's Discount Debentures.

The Credit Agreement, as entered into during 1995, provided the Company with (i) $225.0 million of A Term Loans, (ii) $225.0 million of B Term Loans and (iii) Working Capital Loans of up to $225.0 million. The Company used proceeds from the Credit Agreement to acquire AN Can for $348.9 million (excluding $13.1 million paid in 1996), repay $117.1 million of term loans under the previous credit agreement, repay in full $50.0 million of the Secured Notes, distribute $57.6 million to Holdings, and incur debt issuance costs of $19.3 million. As a result of the early redemption of the Secured Notes, the Company incurred an extraordinary charge of $3.0 million, net of taxes, for the write-off of unamortized deferred financing costs of $4.9 million and premiums paid on the redemption of the Secured Notes of $0.2 million.

In 1996, the Credit Agreement was amended to provide the Company with additional B Term Loans of $125.0 million. During 1996, the additional B term loans and $17.4 million of Working Capital Loans were distributed to Holdings to enable Holdings to redeem a portion of its Discount Debentures.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


8.  Short-Term Borrowings and Long-Term Debt  (continued)

Bank Credit Agreement

The A Term Loans mature on December 31, 2000, and the B Term Loans mature on March 15, 2002. Principal repayments of $25.4 million and $5.0 million on the A Term Loans and $4.0 million and $2.3 million on the B Term Loans were made in 1996 and 1995, respectively. Principal is to be repaid on each of the A and B Term Loans in installments in accordance with the Credit Agreement until maturity.

As provided in the Credit Agreement, the Company is required to repay the term loans (ratably allocated between the A Term Loans and the B Term Loans) in an amount equal to 80% of the net sale proceeds from certain asset sales and up to 100% of the net equity proceeds from certain sales of equity. Effective for the year ended December 31, 1996 and each year thereafter during the term of the Credit Agreement, the Company is required to prepay the term loans (ratably allocated between the A Term Loans and the B Term Loans) in an amount equal to 50% of the Company's excess cash flow. Amounts repaid under the term loans cannot be reborrowed.

The Credit Agreement provides Containers and Plastics, together, a revolving credit facility of up to $225.0 million for working capital needs. Borrowings available under the revolving credit facility were $190.0 million at December 31, 1996, after taking into account outstanding Working Capital Loans of $27.8 million and outstanding letters of credit of $7.2 million. The Company may utilize up to a maximum of $20.0 million in letters of credit as long as the aggregate amount of borrowings of Working Capital Loans and letters of credit do not exceed the amount of the commitment under the revolving credit facility. The aggregate amount of Working Capital Loans and letters of credit which may be outstanding at any time is also limited to the aggregate of 85% of eligible accounts receivable and 50% of eligible inventory. Working Capital Loans may be borrowed, repaid, and reborrowed over the life of the Credit Agreement until final maturity on December 31, 2000.

The borrowings under the Credit Agreement may be designated by the respective borrowers as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of (i) 1/2 of 1% in excess of Adjusted Certificate of Deposit Rate, or
(ii) Bankers Trust Company's prime lending rate. Base Rate borrowings bear interest at the Base Rate plus a margin of 1.50% in the case of A Term Loans and Working Capital Loans; and a margin of 2.0% in the case of B Term Loans. Eurodollar Rate borrowings bear interest at the Eurodollar Rate plus a margin of 2.50% in the case of A Term Loans and Working Capital Loans; and a margin of 3.0% in the case of B Term Loans.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


8.  Short-Term Borrowings and Long-Term Debt  (continued)

Bank Credit Agreement  (continued)

In accordance with the Credit Agreement, if the Company meets certain financial tests, the interest rate margin on Base Rate and Eurodollar Rate borrowings may be reduced from the existing margin. As of December 31, 1996, the interest rate for Base Rate borrowings was 9.75% and the interest rate for Eurodollar Rate borrowings ranged between 8.0% and 8.63%. During 1996, the Company entered into interest rate swap arrangements to convert interest rate exposure from variable to fixed rates of interest on A Term Loans and B Term Loans in an aggregate amount of $200.0 million (for a discussion of the interest rate swap agreements, see Note 9).

For 1996, 1995 and 1994, respectively, the average amount of borrowings of Working Capital Loans was $104.1 million, $67.6 million and $14.4 million; the weighted average annual interest rate paid on such borrowings was 8.4%, 8.9%, and 8.4%; and the highest amount of such borrowings was $175.1 million, $188.1 million, and $46.0 million.

The Credit Agreement provides for the payment of a commitment fee of 0.5% per annum on the daily average unused portion of commitments available under the working capital revolving credit facility as well as a 2.75% per annum fee on outstanding letters of credit.

The indebtedness under the Credit Agreement is guaranteed by Holdings and each of Silgan, Containers and Plastics and secured by a security interest in substantially all of the real and personal property of Silgan, Containers and Plastics. The stock of the Company and the stock of principally all of its subsidiaries have been pledged to the lenders under the Credit Agreement.

The Credit Agreement contains various covenants which limit or restrict, among other things, investments, indebtedness, liens, dividends, leases, capital expenditures, and the use of proceeds from asset sales, as well as requiring the Company to meet certain specified financial covenants. The Company is currently in compliance with all covenants under the Credit Agreement.

11 3/4% Senior Subordinated Notes

The Company's 11 3/4% Senior Subordinated Notes (the "11 3/4% Notes"), which mature on June 15, 2002, represent unsecured general obligations of the Company, subordinate in right of payment to obligations under the Credit Agreement and effectively subordinate to all of the obligations of the subsidiaries of the Company. Interest is payable semi-annually on June 15 and December 15.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


8.  Short-Term Borrowings and Long-Term Debt  (continued)

11 3/4% Senior Subordinated Notes  (continued)

The 11 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve months commencing June 15 of the following years at the indicated percentages of their principal amount, plus accrued interest:

                                               Redemption
                  Year                         Percentage
                  ----                         ----------
                  1997...............           105.8750%
                  1998...............           102.9375%
                  1999 and thereafter           100.0000%

The 11 3/4% Notes Indenture contains covenants which are comparable to or less restrictive than those under the terms of the Credit Agreement.


9.  Financial Instruments and Risk Management

The Company has entered into interest rate swap agreements with various banks to manage its exposure to interest rate fluctuations. The agreements are with major financial institutions which are expected to fully perform under the terms thereof. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest without the exchange of the underlying principal amounts. A portion of the Company's term debt instruments carries a variable rate of interest based on the London interbank offered rate ("LIBOR") plus a margin currently ranging from 2.5% to 3.0%. The interest rate swap agreements require the Company to pay fixed rates of interest based on LIBOR ranging from 5.6% to 6.2% plus the aforementioned margin. Notional principal amounts of these agreements total $200.0 million and these agreements mature in the year 1999. The notional amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. Net payments of $0.3 million under these agreements made in 1996 were recorded as adjustments to interest expense.

Concentration of Credit Risk

The Company derives a significant portion of its revenue from multi-year supply agreements with many of its customers. Aggregate revenues from its two largest customers accounted for approximately 29.1% of its net sales in 1996 and 36.0% of its net sales in 1995. The receivable balances from these customers collectively represented 20.3% and 28.2% of the Company's accounts receivable before allowances at December 31, 1996 and 1995, respectively.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


9.  Financial Instruments and Risk Management  (continued)

Concentration of Credit Risk  (continued)

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


10. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:
                                              1996                  1995
                                       -------------------   -------------------
                                       Carrying     Fair     Carrying     Fair
                                        Amount      Value     Amount      Value
                                        ------      -----     ------      -----
                                                 (Dollars in thousands)

Working Capital Facility ...........   $ 27,800   $ 27,800   $  7,100   $  7,100
Bank A Term Loans ..................    194,554    194,554    220,000    220,000
Bank B Term Loans ..................    343,716    343,716    222,750    222,750
11 3/4% Senior Subordinated
  Notes due June 15, 2002 ..........    135,000    144,500    135,000    144,500
Interest Rate Swap Agreements ......       --          504       --         --

Methods and assumptions used in estimating fair values are as follows:

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

Interest Rate Swap Agreements: Fair values of interest rate swap agreements reflect the estimated amounts that the Company would receive to terminate the contracts at the reporting date based on quoted market prices.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


11. Commitments

The Company has a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options. Minimum future rental payments under these leases are (in thousands):

                  1997.......................      $13,779
                  1998.......................       10,615
                  1999.......................        8,181
                  2000.......................        6,257
                  2001.......................        4,431
                  2002 and thereafter........        9,213
                                                   -------
                                                   $52,476
                                                   =======

Rent expense was approximately $13.9 million in 1996; $10.8 million in 1995; and $9.1 million in 1994.


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

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


12. Retirement Plans  (continued)

The following table sets forth the funded status of the Company's retirement plans as of December 31, 1996 and 1995:

                                         Plans in which        Plans in which
                                          Assets Exceed          Accumulated
                                           Accumulated            Benefits
                                            Benefits            Exceed Assets
                                       ------------------    ------------------
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
                                                (Dollars in thousands)
Actuarial present value of
 benefit obligations:
  Vested benefit obligations .......   $14,009    $12,135    $33,558    $31,465
  Non-vested benefit obligations ...       383        547      4,718      3,158
                                       -------    -------    -------    -------
Accumulated benefit obligations ....    14,392     12,682     38,276     34,623
Additional benefits due to
  future salary levels .............     6,255      5,667      6,526      7,132
                                       -------    -------    -------    -------
Projected benefit obligations ......    20,647     18,349     44,802     41,755
Plan assets at fair value ..........    15,055     12,988     31,265     23,535
                                       -------    -------    -------    -------
Projected benefit obligation
  in excess of plan assets .........     5,592      5,361     13,537     18,220
Unrecognized actuarial gain (loss)..       110       (165)     3,476      1,237
Unrecognized prior service costs ...      (565)      (615)    (2,052)    (2,128)
Additional minimum liability .......      --         --        1,124      1,990
                                       -------    -------    -------    -------
Accrued pension liability
  recognized in the balance sheet...   $ 5,137    $ 4,581    $16,085    $19,319
                                       =======    =======    =======    =======

For certain pension plans with accumulated benefits in excess of plan assets at December 31, 1996 and December 31, 1995, the balance sheet reflects an additional minimum pension liability and related intangible asset of $1.1 million and $2.0 million, respectively.

The components of net periodic pension costs for defined benefit plans are as follows:

                                                     1996       1995       1994
                                                     ----       ----       ----
                                                       (Dollars in thousands)

Service cost .................................     $5,229     $3,067     $2,947
Interest cost ................................      4,452      3,887      3,334
Actual (return) loss on assets ...............     (3,946)    (7,284)       539
Net amortization and deferrals ...............        650      5,008     (2,698)
                                                   ------     ------     ------
    Net periodic pension cost ................     $6,385     $4,678     $4,122
                                                   ======     ======     ======

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


12. Retirement Plans  (continued)

The Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The composition of total pension cost for 1996, 1995, and 1994 in the Company's Consolidated Statements of Operations is as follows:
                                                  1996     1995     1994
                                                  ----     ----     ----
                                                  (Dollars in thousands)

       Net periodic pension cost ............   $ 6,385   $4,678   $4,122
       Settlement and curtailment losses, net        48      418     --
       Contributions to multi-employer
         union plans ........................     3,813    2,708    2,700
                                                -------   ------   ------
           Total pension costs ..............   $10,246   $7,804   $6,822
                                                =======   ======   ======

The assumptions used in determining the actuarial present value of plan benefit obligations as of December 31, 1996, 1995 and 1994 are as follows:

                                                   1996     1995     1994
                                                   ----     ----     ----

       Discount rate ........................      7.5%     7.5%     8.5%
       Weighted average rate of
         compensation increase ..............      4.0%     4.0%     4.5%
       Expected long-term rate of
         return on plan assets ..............      9.0%     8.5%     8.5%

The Company also sponsors defined contribution pension and profit sharing plans covering substantially all employees. Company contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to income for these plans were $4.5 million in 1996; $1.7 million in 1995; and $2.5 million in 1994. Improved operating performance in 1996 as compared to 1995 resulted in greater contributions to the Company's profit sharing plans.


13. Postretirement Benefits Other than Pensions

The Company  has  defined  benefit  health  care and life  insurance  plans that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. Retiree health benefits are paid as covered expenses are incurred.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


13. Postretirement Benefits Other than Pensions  (continued)

The following table presents the funded status of the postretirement plans and amounts recognized in the Company's balance sheet as of December 31, 1996 and 1995:
                                                        1996       1995
                                                          ----       ----
                                                       (Dollars in thousands)
     Accumulated postretirement benefit obligation:
       Retirees ...................................     $ 2,691    $ 1,587
       Fully eligible active plan participants ....       5,576     11,647
       Other active plan participants .............      18,214     14,770
                                                        -------    -------
     Total accumulated postretirement
       benefit obligation .........................      26,481     28,004
     Unrecognized net loss (gain) .................       2,993     (2,929)
     Unrecognized prior service costs .............        (275)      (298)
                                                        -------    -------
     Accrued postretirement benefit liability .....     $29,199    $24,777
                                                        =======    =======

Net periodic postretirement benefit cost include the following components:

                                                    1996     1995     1994
                                                    ----     ----     ----
                                                    (Dollars in thousands)

     Service cost .............................    $  871   $  372   $ 321
     Interest cost ............................     1,766    1,097     412
     Net amortization and deferral ............        25       42     (14)
                                                   ------   ------   -----
       Net periodic postretirement benefit cost    $2,662   $1,511   $ 719
                                                   ======   ======   =====

The weighted average discount rate used to determine the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 was 7.5%. The net periodic postretirement benefit costs were calculated using a discount rate of 7.5% in 1996 and discount rates ranging from 7.5% to 8.5% for 1995. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1996 ranged from 10% to 9.5% for pre-age 65 retirees and was 9.0% for post-age 65 retirees, declining gradually to an ultimate rate of 5.5% over the next 12 years.

A 1% increase in the health care cost trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $1.7 million and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1996 by approximately $0.2 million.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


14. Income Taxes

The components of income tax expense are as follows:

                                            1996       1995       1994
                                            ----       ----       ----
                                              (Dollars in thousands)
       Current
         Federal .....................    $  --       $  500    $ 2,500
         State .......................      3,000      1,900      3,200
         Foreign .....................        300        100       (100)
                                          -------     ------    -------
                                            3,300      2,500      5,600
       Deferred
         Federal .....................     17,600      4,100      5,400
         State .......................       --         --         --
         Foreign .....................       --         --         --
                                          -------     ------    -------
                                           17,600      4,100      5,400
                                          -------     ------    -------
                                          $20,900     $6,600    $11,000
                                          =======     ======    =======

Income tax expense is included in the financial statements as follows:

                                            1996       1995       1994
                                            ----       ----       ----
                                             (Dollars in thousands)
       Income before
         extraordinary charges .......    $20,900     $8,700    $11,000
       Extraordinary charges .........       --       (2,100)      --
                                          -------     ------    -------
                                          $20,900     $6,600    $11,000
                                          =======     ======    =======

The income tax provision varied from that computed by using the U.S. statutory rate as a result of the following:


                                           1996       1995       1994
                                           ----       ----       ----
                                             (Dollars in thousands)
       Income tax benefit at the U.S.
         federal income tax rate .....    $18,627     $6,466    $ 8,069
       State and foreign tax expense,
         net of federal income benefit      2,145      1,625      2,015
       Amortization of goodwill ......        687        471        576
       Other .........................       (559)       138        340
                                          -------     ------    -------
                                          $20,900     $8,700    $11,000
                                          =======     ======    =======

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


14. Income Taxes  (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1996 and 1995 are as follows:

                                                      1996       1995
                                                      ----       ----
                                                  (Dollars in thousands)
         Deferred tax liabilities:
           Tax over book depreciation ...........   $65,000    $53,400
           Book over tax basis of assets acquired    13,200     16,100
           Other ................................     4,100      3,900
                                                    -------    -------
             Total deferred tax liabilities .....    82,300     73,400

         Deferred tax assets:
           Book reserves not yet deductible
             for tax purposes ...................    59,200     56,300
           Net operating loss carryforwards .....     3,800      3,800
           Benefit taken for Holdings' losses ...    25,800     10,200
           Other ................................       483         83
                                                    -------    -------
             Total deferred tax assets ..........    89,283     70,383
                                                    -------    -------

         Net deferred tax liabilities (assets) ..   $(6,983)   $ 3,017
                                                    =======    =======

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

Also, in accordance with the tax allocation agreement, the Company is required to reimburse Holdings for its allocable share of Holdings' tax liability. The Company's share of Holdings' federal tax liability, for alternative minimum tax, aggregated $0.5 million in 1995 and $1.5 million in 1994. Holdings did not have a federal tax liability in 1996.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


14. Income Taxes  (continued)

On a consolidated basis, the Company and Holdings have net operating loss carryforwards at December 31, 1996 of approximately $164.0 million which are available to offset future consolidated taxable income of the group and expire from 2001 through 2011. The Company and Holdings, on a consolidated basis at December 31, 1996, have $3.9 million of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes.

At December 31, 1996, the Company, if reporting on a separate company basis, would have had net operating loss carryforwards for federal income tax purposes of approximately $8.0 million, which are subject to limitation under the consolidated return regulations, and expire from 2001 to 2007.


15. Acquisition Reserves

In connection with the acquisition of AN Can, the Company has finalized its plant rationalization and integration plans. These plans consist primarily of the closing or downsizing of certain manufacturing plants and the integration of the selling, general and administrative functions of the former AN Can operations with the Company. Provisions were established for such planned costs which include approximately $22.6 million related to employee severance and relocation costs, $3.5 million related to administrative workforce reductions, and $23.4 million related to plant exit costs and other acquisition liabilities. The timing of the plant rationalizations, among other things, will be dependent on covenants in existing labor agreements and accordingly these costs will be incurred during the period through 1998. During 1996 and 1995, respectively, costs of $6.5 million and $0.9 million were incurred primarily for relocation and severance in connection with administrative workforce reductions.


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

>


                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


16. Stock Option Plans  (continued)

The SARs extend to the shares covered by the options for the Containers and Plastics plans and provide for the payment to the holders of the options of an amount in cash equal to the excess of, in the case of Containers' plans, the pro forma book value, as defined, of a share of common stock (or in the event of a public offering or a change of control (as defined in such plan), the fair market value of a share of common stock) over the exercise price of the option, with certain adjustments for the portion of vested stock appreciation rights not paid at the time of the recapitalization in June 1989; or, in the case of Plastics' plan, in the event of a public offering or a change in control (as defined in such plan), the fair market value of a share of common stock over the exercise price of the option.

Prior to a public offering or change in control, should an employee leave Containers, Containers has the right to repurchase, and the employee has the right to require Containers to repurchase, the common stock of Containers held by the employee at the then pro forma book value.

At December 31, 1996, there were outstanding options for 936 shares under the Containers plan and 1,200 shares under the Plastics plan. The exercise prices per share range from $2,122 to $4,933 for the Containers options and $126 to $993 for the Plastics options. The stock options and SARs generally become exercisable ratably over a five-year period. At December 31, 1996, there were 846 options/SARs exercisable under the Containers plan and 420 options/SARs exercisable under the Plastics plan. For the year ended December 31, 1994, 240 options were granted under the Containers plan and 900 options were granted under the Plastics plan. For the year ended December 31, 1995, 300 options were granted under the Plastics plan. There were no grants in 1996. For the years ended December 31, 1996, 1995, and 1994, no options were exercised under any of the plans. The Company incurred charges relating to the vesting of benefits under the stock option plans of $0.8 million in 1996, $0.4 million in 1995 and $1.5 million in 1994.

In the event of a public offering of any of Holdings' capital stock or a change in control of Holdings, (i) the options granted by Containers and Plastics pursuant to the plans and (ii) any stock issued by Containers upon exercise of such options are convertible into either stock options or common stock of Holdings, as the case may be. The conversion of such options or shares will be based upon a valuation of Holdings and an allocation of such value between the subsidiaries after giving affect to, among other things, that portion of the outstanding indebtedness of Holdings allocable to each such subsidiary.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


16. Stock Option Plans  (continued)

For the year ended December 31, 1995, the value of the options granted under the Plastic plan were not significant. Accordingly, the impact on net income and earnings per share from the issuance of these options would not be materially different from amounts currently reported and would not require SFAS No. 123 pro forma disclosure.


17. Stockholder's Equity

The Company's authorized capital stock consists of 1,000 shares each of Class A, B and C Common Stock ($.01 par value) and preferred stock. The Company's outstanding capital stock at December 31, 1996 and 1995 consists of 1 share of Class A Common Stock and 1 share of Class B Common Stock. Both shares are issued to Holdings.

During 1996 and 1995, respectively, the Company distributed $147.5 million and $57.6 million to Holdings from proceeds received through additional bank borrowings of B Term Loans and Working Capital Loans. Holdings used these funds to redeem a portion of its Discount Debentures and to pay accrued interest thereon.


18. Related Party Transactions

Pursuant to various management services agreements (the "Management Agreements") entered into between Holdings, Silgan, Containers, Plastics, and S&H, Inc. ("S&H"), a company wholly-owned by Mr. Silver, the Chairman and Co-Chief Executive Officer of Holdings and Silgan, and Mr. Horrigan, the President and Co-Chief Executive Officer of Holdings and Silgan, S&H provides Holdings, Silgan and its subsidiaries with general management, supervision and administrative services.

In consideration for its services, S&H receives a fee of 4.95% (of which 0.45% is payable to MS & Co.) of Holdings' consolidated earnings before depreciation, amortization, interest and taxes ("EBIDTA") until EBIDTA has reached the Scheduled Amount set forth in the Management Agreements and 3.3% (of which 0.3% is payable to MS & Co.) after EBIDTA has exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


18. Related Party Transactions  (continued)

The total amount incurred under the Management Agreements was $5.3 million in 1996, $5.4 million in 1995, and $5.0 million in 1994, and was allocated, based upon EBIDTA, as a charge to operating income of each business segment. Included in accounts payable at December 31, 1996 and 1995, was $0.1 million payable to S&H. Under the terms of the Management Agreements, the Company has agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

In connection with the Credit Agreement and its related amendments entered into during 1996 and 1995, the banks thereunder (including Bankers Trust Company) received fees totaling $1.6 million in 1996 and $17.2 million in 1995.


19. Litigation

In connection with the acquisition by Holdings of Silgan as of June 30, 1989 (the "Merger"), a decision was rendered in 1995 by the Delaware Court of Chancery with respect to appraisal proceedings filed by certain former stockholders of 400,000 shares of stock of Silgan. Pursuant to that decision, these former holders were awarded $5.94 per share, plus simple interest at a rate of 9.5%. This award was less than the amount, $6.50 per share, that these former holders would have received in the Merger. The right of these former holders to appeal the Chancery Court's decision has expired, and Silgan made a distribution to Holdings and Holdings tendered payment of $3.8 million to these former holders in 1995. In 1994, prior to the trial for appraisal, Holdings and the former holders of an additional 650,000 shares of stock of Silgan agreed to a settlement in respect of their appraisal rights, and Silgan made a distribution to Holdings in order to make payment of $6.9 million, including interest, in respect of the settlement.

There are no other pending legal proceedings to which the Company is a party or to which any of its properties are subject which would have a material effect on the Company's financial position.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


20. Business Segment Information

The Company is engaged in the packaging industry and operates principally in two business segments. Both segments operate in North America. There are no intersegment sales. Presented below is a tabulation of business segment information for each of the past three years:
                               Net       Oper.   Identifiable  Dep. &   Capital
                               Sales     Profit      Assets     Amort.   Expend.
                               -----     ------      ------     ------   -------
1996                                        (Dollars in millions)
----
Metal container
  & specialty(1) .....       $1,189.3     $106.8     $738.4     $44.0     $39.1
Plastic container ....          216.4       18.4      158.5      14.6      17.6
                              -------     ------     ------     -----     -----
  Total ..............       $1,405.7     $125.2     $896.9     $58.6     $56.7
                             ========     ======     ======     =====     =====

1995
----
Metal container
  & specialty(1) .....       $  882.3     $ 58.2 (2) $726.7     $31.6     $32.5
Plastic container ....          219.6       13.2      159.4      13.8      19.4
                             --------     ------    -------     -----     -----
  Total ..............       $1,101.9     $ 71.4     $886.1     $45.4     $51.9
                             ========     ======     ======     =====     =====

1994
----
Metal container
  & specialty(1) .....       $  657.1     $ 59.8 (3) $335.3     $23.1     $16.9
Plastic container ....          204.3       (0.1)(3)  162.8      14.1      12.3
                             --------     ------    -------     -----     -----
  Total ..............       $  861.4     $ 59.7     $498.1     $37.2     $29.2
                             ========     ======     ======     =====     =====



(1) Specialty packaging sales include closures, plastic bowls, and paper containers used by processors and packagers in the food industry and are not significant enough to be reported as a separate segment.

(2) Includes charge for reduction in carrying value of assets of $14.7 million for the metal container segment.

(3) Includes charges for reduction in carrying value of assets of $7.2 million for the metal container segment and $9.5 million for the plastic container segment, respectively.

                               SILGAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 and 1994


20. Business Segment Information  (continued)

Operating profit is reconciled to income before tax as follows:

                                           1996     1995     1994
                                           ----     ----     ----
                                            (Dollars in millions)

             Operating profit .........   $125.2    $71.4    $59.7
             Interest expense .........     71.5     52.5     36.1
             Corporate expense ........      0.5      0.4      0.5
                                          ------    -----    -----
               Income before
                  income taxes ........   $ 53.2    $18.5    $23.1
                                          ======    =====    =====

Identifiable assets are reconciled to total assets as follows:

                                           1996     1995     1994
                                           ----     ----     ----
                                            (Dollars in millions)

             Identifiable assets ......   $896.9   $886.1   $498.1
             Corporate assets .........      3.5      2.6      2.0
                                          ------   ------   ------
               Total assets ...........   $900.4   $888.7   $500.1
                                          ======   ======   ======

Metal container and other segment sales to Nestle Food Company accounted for 17.1%, 21.4%, and 25.9% of net sales of the Company during the years ended December 31, 1996, 1995, and 1994, respectively. Sales to Del Monte Corporation accounted for 12.0%, 14.5%, and 21.4% of net sales of the Company during the years ended December 31, 1996, 1995, and 1994, respectively.


21. Subsequent Events

On February 20, 1997, an initial public offering (the "IPO") of 5,175,000 shares of Holdings' Common Stock, par value $.01 per share was completed. Holdings used net proceeds from the IPO to redeem its remaining Discount Debentures (approximately $59.0 million) and advanced funds to Silgan for the repayment of approximately $8.9 million of bank term loans.

Under the terms of the stock option plans of Containers and Plastics, stock options issued under such plans were converted to Holdings' options at the time of the IPO. In accordance with APB No. 25, options granted under these plans are considered variable options with a final measurement date at the time of conversion. The Company will recognize a non-cash charge of approximately $22.9 million, net of $3.3 million previously accrued, in the first quarter of 1997, for the excess of the fair market value over the grant price of these options less amounts previously accrued.

                                                                    SCHEDULE I



              CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                            CONDENSED BALANCE SHEETS
                           December 31, 1996 and 1995
                             (Dollars in thousands)

                                                           1996         1995
                                                           ----         ----
ASSETS
Current assets:
  Cash and cash equivalents ........................    $     60     $     29
  Notes receivable - subsidiaries ..................      38,427       28,140
  Interest receivable - subsidiaries ...............       9,085        4,342
  Other current assets .............................          74           70
                                                        --------     --------
    Total current assets ...........................      47,646       32,581

Investment in and other amounts due
  from subsidiaries ................................        --         26,181
Notes receivable - subsidiaries ....................     638,915      553,682
Amount receivable from parent ......................       2,810        2,175
Other assets .......................................         544          518
                                                        --------     --------
                                                        $689,915     $615,137
                                                        ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Current portion of term loans ....................    $ 38,427     $ 28,140
  Accrued interest payable .........................       9,085        4,342
  Accrued expenses .................................          60        1,457
                                                        --------     --------
      Total current liabilities ....................      47,572       33,939

Excess of distributions over investment
   in subsidiaries .................................      70,851         --
Long-term debt .....................................     634,843      549,610
Amounts payable to subsidiaries ....................      17,064       14,890
Other long-term liabilities ........................       4,344        3,838

Stockholder's equity:
  Common stock .....................................        --           --
  Additional paid-in capital .......................      91,235       73,635
  Accumulated deficit ..............................    (175,994)     (60,775)
                                                        --------     --------
    Total stockholder's equity (deficit) ...........     (84,759)      12,860
                                                        --------     --------
                                                        $689,915     $615,137
                                                        ========     ========


      See Notes to Consolidated Financial Statements for Silgan Corporation
                           appearing elsewhere herein.

                                                                   SCHEDULE I

              CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                 1996      1995       1994
                                                 ----      ----       ----

Net sales ..................................   $  --      $  --      $  --

Cost of goods sold .........................      --         --         --
                                               -------    -------    -------

     Gross profit ..........................      --         --         --

Selling, general and administrative
  expenses .................................       513        416        543
                                               -------    -------    -------

     Loss from operations ..................      (513)      (416)      (543)

Equity in earnings of consolidated
  subsidiaries .............................    32,905      8,731     13,445

Other income (expenses) ....................      --       (1,219)      (651)

Interest expense and other related
  financing costs ..........................   (58,857)   (41,822)   (30,039)

Interest income - subsidiaries .............    58,784     41,699     29,841
                                               -------    -------    -------

     Income before income taxes ............    32,319      6,973     12,053

Income taxes ...............................      --         --         --
                                               -------    -------    -------

     Income before extraordinary charge ....    32,319      6,973     12,053

Extraordinary charge relating to
  early extinguishment of debt .............      --         (167)      --
                                               -------    -------    -------

     Net income ............................   $32,319    $ 6,806    $12,053
                                               =======    =======    =======





      See Notes to Consolidated Financial Statements for Silgan Corporation
                           appearing elsewhere herein.

                                                                   SCHEDULE I


              CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                               1996          1995        1994
                                               ----          ----        ----


Cash flows from operating activities: .....  $      31    $   3,669    $  7,005
                                             ---------    ---------    --------

Cash flows from investing activities:
  (Increase) decrease in notes
    receivable - subsidiaries .............    (95,520)    (273,214)     35,462
  (Increase) in investment in subsidiaries        --           --       (14,998)
  Cash distributions received from
    subsidiaries ..........................    147,538       57,596        --
                                             ---------    ---------    --------
Net cash provided (used) by investing
  activities ..............................     52,018     (215,618)     20,464
                                             ---------    ---------    --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt     125,000      450,000        --
  Repayments of long-term debt ............    (29,480)    (176,786)    (20,464)
  Payments to former shareholders .........       --         (3,795)     (6,911)
  Distributions to Parent .................   (147,538)     (57,596)       --
                                             ---------    ---------    --------
Net cash (used) provided by financing
  activities ..............................    (52,018)     211,823     (27,375)
                                             ---------    ---------    --------

Net increase (decrease) in cash and cash
  equivalents .............................         31         (127)         94

Cash and cash equivalents at the beginning
  of year .................................         29          155          61
                                             ---------    ---------    --------

Cash and cash equivalents at end of year ..  $      60    $      29    $    155
                                             =========    =========    ========



      See Notes to Consolidated Financial Statements for Silgan Corporation
                           appearing elsewhere herein.

                                                                    SCHEDULE II

                               SILGAN CORPORATION
                 SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


Column A                 Column B        Column C          Column D    Column E
                                         Additions
                                         ---------
                                                Charged
                        Balance at  Charged to  to other                Balance
                        beginning   costs and   accounts   Deductions  at end of
Description             of period    expenses   describe   describe(1)  period
-----------             ---------    --------   --------   -----------  ------

For the year ended
 December 31, 1994:

Allowance for
  doubtful accounts
  receivable ............  $1,084      $621     $    58        $206      $1,557
                           ======      ====     =======        ====      ======


For the year ended
 December 31, 1995:

Allowance for
  doubtful accounts
  receivable ............  $1,557      $295     $ 3,872(2)     $881      $4,843
                           ======      ====     =======        ====      ======


For the year ended
 December 31, 1996:

Allowance for
  doubtful accounts
  receivable ............  $4,843      $572     $(1,041)(3)    $329      $4,045
                           ======      ====     =======        ====      ======


(1) Uncollectible accounts written off, net of recoveries.

(2) Represents the accounts receivable allowance for doubtful accounts assumed upon the acquisition of AN Can.

(3) Principally   represents  the  final  purchase  price  allocation  for  the acquisition of AN Can.

                                INDEX TO EXHIBITS



Exhibit No.                           Exhibit
-----------                           -------

    27                         Financial Data Schedule.