Form 10-Q
period 1997-03-31
SILGAN CORP
filed 1997-05-13
CIK 825541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1997 or

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

                                Yes [ X ] No [ ]

As of May 1, 1997, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

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

                               SILGAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                March 31,   March 31,  Dec. 31,
                                                  1997        1996       1996
                                                  ----        ----       ----
ASSETS                                         (unaudited) (unaudited) (audited)
Current assets:
  Cash and cash equivalents ..................   $  5,844   $  5,980   $    947
  Accounts receivable, net ...................    104,730     98,177    101,436
  Inventories ................................    248,679    254,092    195,981
  Prepaid expenses and other current assets ..     10,812     10,911      7,329
                                                 --------   --------   --------
    Total current assets .....................    370,065    369,160    305,693

Property, plant and equipment, net ...........    496,197    491,177    499,781
Goodwill, net ................................     57,697     43,204     57,885
Other assets .................................     33,212     28,194     37,010
                                                 --------   --------   --------
                                                 $957,171   $931,735   $900,369
                                                 ========   ========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable .....................   $106,212   $113,674   $122,623
  Accrued payroll and related costs ..........     43,009     40,613     41,649
  Accrued interest payable ...................     12,105      8,340      9,175
  Accrued expenses and other current
    liabilities ..............................     32,621     38,506     34,614
  Bank working capital loans .................     88,400     60,150     27,800
  Current portion of long-term debt ..........     29,547     27,192     38,427
                                                 --------   --------   --------
    Total current liabilities ................    311,894    288,475    274,288

Long-term debt ...............................    634,843    549,610    634,843
Deferred income taxes ........................       --        3,017       --
Other long-term liabilities ..................     74,364     70,696     75,997

Stockholder's equity (deficit):
  Common stock ($0.01 par value per share;
     3,000 shares authorized, 2 shares issued)       --         --         --
  Additional paid-in capital .................    121,501     75,935     91,235
  Accumulated deficit ........................   (185,431)   (55,998)  (175,994)
                                                 --------   --------   --------
    Total stockholder's equity (deficit) .....    (63,930)    19,937    (84,759)
                                                 --------   --------   --------
                                                 $957,171   $931,735   $900,369
                                                 ========   ========   ========


                             See accompanying notes.

                               SILGAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                            Three Months Ended
                                                            ------------------
                                                           March 31,   March 31,
                                                             1997        1996
                                                             ----        ----

Net sales ............................................    $ 299,427     $279,860

Cost of goods sold ...................................      256,583      242,207
                                                          ---------     --------
     Gross profit ....................................       42,844       37,653

Selling, general and administrative expenses .........       13,835       13,553

Non-cash stock option charge .........................       22,731          200
                                                          ---------     --------
     Income from operations ..........................        6,278       23,900

Interest expense and other related financing costs ...       18,024       15,823
                                                          ---------     --------
     Income (loss) before income taxes ...............      (11,746)       8,077

Income tax provision (benefit) .......................       (4,500)       3,300
                                                          ---------     --------
     Net income (loss) ...............................    $  (7,246)    $  4,777
                                                          =========     ========












                             See accompanying notes.

                               SILGAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                            Three Months Ended
                                                            ------------------
                                                           March 31,   March 31,
                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:
  Net income .........................................   $  (7,246)   $   4,777
  Adjustments to reconcile net income to
     net cash used by operating activities:
      Depreciation ...................................      13,714       14,589
      Amortization ...................................       1,503        1,836
      Contribution by Parent for federal income
         tax provision (benefit) .....................      (3,900)       2,300
      Non-cash stock option charge ...................      22,731          200
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable ...      (3,227)      11,713
        (Increase) in inventories ....................     (52,987)     (43,621)
        (Decrease) in trade accounts payable .........     (16,411)     (24,521)
        Other, net ...................................       2,566        1,576
                                                         ---------    ---------
            Total adjustments ........................     (36,011)     (35,928)
                                                         ---------    ---------
      Net cash used by operating activities ..........     (43,257)     (31,151)
                                                         ---------    ---------

Cash flows from investing activities:
  Capital expenditures ...............................     (10,284)     (18,558)
  Proceeds from sale of assets .......................          29        1,495
                                                         ---------    ---------
      Net cash used in investing activities ..........     (10,255)     (17,063)
                                                         ---------    ---------

Cash flows from financing activities:
  Borrowings under working capital loans .............     279,750      210,350
  Repayments under working capital loans .............    (219,150)    (157,300)
  Repayment of long-term debt ........................      (8,880)        (948)
  Contribution by Parent .............................       8,880         --
  Dividend to Parent .................................      (2,191)        --
                                                         ---------    ---------
      Net cash provided by financing activities ......      58,409       52,102
                                                         ---------    ---------

Net increase in cash and cash equivalents ............       4,897        3,888
Cash and cash equivalents at beginning of year .......         947        2,092
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $   5,844    $   5,980
                                                         =========    =========

Supplementary cash data:
  Interest paid ......................................   $  14,062    $  10,864
  Income taxes paid (refund) .........................         (56)         214

                             See accompanying notes.

                               SILGAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1997 and 1996 and for the
                      three months then ended is unaudited)


1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Corporation ("Silgan" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Silgan's financial position as of March 31, 1997 and 1996 and December 31, 1996, and Silgan's results of operations and statements of cash flows for the three months ended March 31, 1997 and 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with Silgan's financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to prior year's financial statements to conform with current year presentation.


2.  Initial Public Offering by Parent

On February 20, 1997, Silgan Holdings Inc. ("Holdings"), the parent compay of Silgan, completed an initial public offering ("Offering") of 5,175,000 shares of common stock, par value $.01 per share (the "Common Stock"). Holdings used net proceeds received from the Offering to redeem its remaining outstanding 13 1/4% Senior Discount Debentures due 2002 ("Holdings' Discount Debentures") and advanced funds to Silgan for the repayment of approximately $8.9 million of bank term loans.

In connection with the Offering, the Company recognized a non-cash, pre-tax charge of $22.7 million, for the excess of fair market value over the grant price of stock options converted from stock option plans of the Company's subsidiaries to Holdings' stock option plan. Under Accounting Principles
Bulletin ("APB") No. 25, options granted under the subsidiary plans were considered variable options with a final measurement date at the time of conversion. Paid in capital was credited for $25.3 million which represented the current year charge and amounts accrued in prior years.

                               SILGAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1997 and 1996 and for the
                      three months then ended is unaudited)


3.  Inventories

Inventories consisted of the following (in thousands):

                                         March 31,  March 31,   Dec. 31,
                                           1997       1996        1996
                                           ----       ----        ----

         Raw materials and supplies ..   $ 44,694   $ 38,148   $ 40,280
         Work-in-process .............     31,468     28,261     27,861
         Finished goods ..............    161,577    178,863    116,498
         Spare parts and other .......      7,977      7,823      7,771
                                         --------   --------   --------
                                          245,716    253,095    192,410
         Adjustment to value inventory
            at cost on the LIFO Method      2,963        997      3,571
                                         --------   --------   --------
                                         $248,679   $254,092   $195,981
                                         ========   ========   ========


4.  Subsequent Events

Effective April 1, 1997, the Company acquired the aluminum roll-on closure business ("Alcoa Closure") from Alcoa Closure Systems International, Inc. ("Alcoa") and the North American plastic container business ("Rexam Plastics") from Rexam plc and Rexam Plastics, Inc. ("Rexam"). In 1996, Alcoa Closure and Rexam Plastics had combined net sales of approximately $80.0 million. The aggregate purchase price, net of cash acquired, of approximately $42.3 million will be allocated to inventory, machinery and equipment, and net working capital acquired based on fair market value as of the date of each acquisition, respectively.

The acquisitions of Alcoa Closure and Rexam Plastics will be accounted for using the purchase method of accounting and accordingly, the results of operations will be included in the consolidated financial statements of the Company from April 1, 1997.

The Company used borrowings of $50.0 million of additional B term loans and $25.0 million of additional A term loans under the Company's credit agreement to finance the acquisitions of Alcoa Closure and Rexam Plastics and to repay working capital loans in April 1997.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q regarding the Company's financial results and conditions, and plans and strategy for its business and related financing includes forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve uncertainties and risks, including, but not limited to, factors described in this Quarterly Report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The Company's actual financial results and conditions, and plans and strategy for its business and related financing may differ from such forward looking statements.

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the three months ended March 31, 1997 and 1996 are provided below.
                                                 Three Months Ended
                                                 -------------------
                                                      March 31,
                                                   1997      1996
                                                   ----      ----
                                                    (In millions)
        Net sales:
             Metal containers and specialty ...   $242.2    $226.4
             Plastic containers ...............     57.2      53.5
                                                  ------    ------
                 Consolidated .................   $299.4    $279.9
                                                  ======    ======

        Operating profit:
             Metal containers and specialty ...   $ 22.4      20.0
             Plastic containers ...............      6.8       4.2
             Non-cash stock option charge .....    (22.7)     (0.2)
             Corporate expense ................     (0.2)     (0.1)
                                                  ------    ------
                 Consolidated .................   $  6.3    $ 23.9
                                                  ======    ======


Three Months Ended March 31, 1997 Compared with
Three Months ended March 31, 1996

Net Sales. Consolidated net sales increased $19.5 million, or 7.0%, to $299.4 million for the three months ended March 31, 1997, as compared to net sales of $279.9 million for the same three months in the prior year. This increase resulted primarily from an increase in unit sales by both the metal container business and the plastic container business.

Net sales for the metal container business (including net sales of its specialty business of $19.0 million) were $242.2 million for the three months ended March 31, 1997, an increase of $15.8 million (7.0%) from net sales of $226.4 million for the same period in 1996. Net sales of metal cans of $223.2 million for the three months ended March 31, 1997 were $19.4 million (9.5%) greater than net sales of metal cans of $203.8 million for the same period in 1996. This increase resulted from greater unit sales, of which $7.6 million related to net sales from Finger Lakes Packaging Company, Inc. ("Finger Lakes"), acquired by the Company in October 1996.

Sales of specialty items included in the metal container segment declined $3.6 million to $19.0 million during the three months ended March 31, 1997, as compared to $22.6 million in the same period in 1996, due to lower unit sales volume.

Net sales for the plastic container business of $57.2 million during the three months ended March 31, 1997 increased $3.7 million (6.9%) from net sales of $53.5 million for the same period in 1996. This increase in net sales resulted from higher unit sales, offset, in part, by the pass through of lower average resin costs.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 85.7% ($256.6 million) for the three months ended March 31, 1997, a decrease of 0.8 percentage points as compared to 86.5% ($242.2 million) for the same period in 1996. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to improved operating efficiencies achieved as a result of higher production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.2 percentage points to 4.6% ($13.8 million) for the three months ended March 31, 1997, as compared to 4.8% ($13.6 million) for the three months ended March 31, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales principally related to the increase in net sales revenue in 1997, and to a lesser extent to the expected elimination of redundant costs incurred as a result of the integration of the Food Metal and Specialty Business ("AN Can") acquired by the Company from American National Can Company in August 1995.

Income from Operations. Income from operations as a percentage of consolidated net sales was 2.1% ($6.3 million) for the three months ended March 31, 1997, as compared with 8.5% ($23.9 million) for the same period in the prior year. Included in income from operations for the three months ended March 31, 1997 was a non-cash stock option charge of $22.7 million. Excluding this charge, income from operations for the three months ended March 31, 1997 would have increased
1.2 percentage points to 9.7% ($29.0 million), primarily as a result of the aforementioned gross margin improvement.

In conjunction with the Offering, stock options issued under the stock option plans of the Company's subsidiaries were converted to Holdings' stock options. In accordance with generally accepted accounting principles, the Company recorded a charge of $22.7 million at the time of the Offering for the excess of the fair market value of the stock options issued under the subsidiary stock option plans over the grant price of the options. The Company will not recognize any future charges for these stock options.

Income from operations as a percentage of net sales for the metal container business, improved to 9.2% ($22.4 million) for the three months ended March 31, 1997, from 8.8% ($20.0 million) for the same period in the prior year. The increase in income from operations as a percentage of net sales resulted from lower selling, general and administrative expenses as a percentage of net sales, improved operating efficiencies realized from plant rationalizations and capital investment, and the incurrence of lower depreciation expense related to the former AN Can operations which reflected the completion of the AN Can purchase accounting in the second quarter of 1996, offset to a limited extent by price adjustments on certain long term contracts.

Income from operations as a percentage of net sales for the plastic container business, improved to 11.9% ($6.8 million) for the three months ended March 31, 1997, as compared to 7.9% ($4.2 million) for the same period in 1996. The improved operating performance of the plastic container business was attributable to continued manufacturing efficiencies and lower per unit manufacturing costs realized as a result of higher unit sales to both new and existing customers.

Interest Expense. Interest expense increased $2.2 million to $18.0 million for the three months ended March 31, 1997 principally as a result of increased borrowings to fund the redemption of a portion of Holdings' Discount Debentures and to finance the purchase of Finger Lakes and as a result of higher average bank borrowing rates.

Income Taxes. The provision for income taxes for the three months ended March 31, 1997 and 1996 provide for federal, state and foreign taxes as if the Company were a separate taxpayer in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Net Income (loss). As a result of the items discussed above, the Company had a net loss of $7.2 million for the three months ended March 31, 1997, as compared to net income of $4.8 million for the three months ended March 31, 1996.


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

For the first three months of 1997, net borrowings of working capital loans under the Company's Credit Agreement of $60.6 million were used to fund cash used by operations of $43.2 million for the Company's seasonal working capital needs, capital expenditures of $10.3 million, a dividend to Holdings of $2.2 million to enable Holdings to pay accrued interest on the Holdings' Discount Debentures, and an increase in cash balances of $4.9 million. In addition, in conjunction with the Offering, Holdings contributed $8.8 million to Silgan, which Silgan used to prepay bank term loans.

For the three months ended March 31, 1997, net cash used by operating activities increased from the same period in the prior year primarily as a result of an increase in trade receivables reflecting greater sales volume in the first quarter of 1997 as compared to 1996 and an increase in the Company's raw material inventory.

In April 1997, the Company acquired the aluminum roll-on closure business of Alcoa and the North American plastic container business of Rexam for an aggregate purchase price of approximately $42.3 million. The Company used additional borrowings of $25.0 million of A term loans and $50.0 million of B term loans under the Company's Credit Agreement to finance the acquisitions and repay $32.7 million of working capital loans.

Because the Company sells metal containers used in fruit and vegetable pack processing, its sales are seasonal. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements and after taking into account the repayment of working capital loans from the excess bank term loan proceeds borrowed in April 1997, it is estimated that approximately $150.0 million of the working capital revolver under the Company's Credit Agreement, including letters of credit, will be utilized at its peak in July 1997.

As of March 31, 1997, the outstanding principal amount of working capital loans was $88.4 million and taking into account outstanding letters of credit, the unused portion of working capital commitments under the Company's Credit Agreement at such date was $129.4 million.

Management believes that cash generated by operations and funds from working capital borrowings under the Company's Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future.

The Company is continually evaluating and pursuing acquisition opportunities in the North American consumer goods packaging market. The Company may need to incur additional indebtedness to finance any such acquisition and to fund any resulting increased operating needs. Any such financing will have to be effected in compliance with the Company's and its subsidiaries' agreements in respect of their indebtedness then outstanding. There can be no assurance that the Company will be able to effect any such acquisition or any such financing.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 1997.

Effective June 15, 1997, the Company's 11 3/4% Senior Subordinated Notes due 2002 are redeemable at the option of the Company, in whole or in part, at 105.875% of their principal amount. The Company is evaluating the economic benefit of refinancing these notes and may consider refinancing them with other debt financings. Any such refinancings would be dependent upon market conditions at the time and would have to be effected in compliance with the Company's and its subsidiaries' agreements in respect of their indebtedness. There can be no assurance that the Company will be able to effect any such refinancing.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                               Description
--------------                               -----------
     27                                 Financial Data Schedule.

(b)  Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SILGAN CORPORATION


Dated:  May 13, 1997                       /s/Harley Rankin, Jr.
--------------------                       ---------------------
                                           Harley Rankin, Jr.
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial Officer)




Dated:  May 13, 1997                       /s/Harold J. Rodriguez, Jr.
--------------------                       ---------------------------
                                           Harold J. Rodriguez, Jr.
                                           Vice President and Controller
                                           (Chief Accounting Officer)